Form 10-Q
period 2007-03-31
Highland Distressed Opportunities, Inc.
filed 2007-05-15
CIK 1373641

As filed with the Securities and Exchange Commission on May 15, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period            to
Commission file number: 001-33032

Highland Distressed Opportunities, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	680309666
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
Two Galleria Tower
13455 Noel Road, Suite 800
Dallas, Texas 75240
(Address of Principal Executive Offices)
(877) 247-1888
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     On May 31, 2007, there were 17,617,633 shares outstanding of the Registrant’s common stock, $0.001 par value per share

Highland Distressed Opportunities, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

Schedule of Investments—As of March 31, 2007 (unaudited)

Statement of Assets and Liabilities—As of March 31, 2007 (unaudited)

Statement of Operations (unaudited)—For the period from January 18, 2007 (commencement of operations) through March 31, 2007

Statement of Changes in Stockholders’ Equity (Net Assets) (unaudited)—For the period from January 18, 2007 (commencement of operations) through March 31, 2007

Statement of Cash Flows (unaudited)—For the period from January 18, 2007 (commencement of operations) through March 31, 2007

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (a) - 155.0%

AEROSPACE — AEROSPACE/DEFENSE - 6.5%

4,994,949	IAP Worldwide Services, Inc. First Lien Term Loan, 9.69%, 12/30/12 (b)	4,988,756
1,994,987	Spirit Aerosystems, Inc. Term B-1 Loan, 7.11%, 09/30/13	1,999,975
	TDS Investor Corp. (Travelport)
5,000,000	Senior Holdco PIK, 03/23/12 (b)	4,850,000
402,415	Synthetic Letter of Credit, 7.85%, 08/23/13 (b)	405,518
4,093,021	Tranche B Dollar Term Loan, 7.85%, 08/23/13 (b)	4,131,740

		16,375,989

AEROSPACE — AIRLINES - 2.8%

2,000,000	Northwest Airlines, Inc. Term Loan Dip, 08/21/08 (b)	2,009,060
5,000,000	US Airways Group, Inc. New Term Loan, 03/23/14 (b)	5,039,400

		7,048,460

BROADCASTING - 3.7%

7,979,860	Riverdeep Interactive Learning USA, Inc. Term Loan, 8.10%, 12/20/13	8,048,008
1,230,756	Young Broadcasting, Inc. Term Loan, 11/03/12 (b)	1,235,372

		9,283,380

CABLE — US CABLE - 7.6%

4,000,000	Atlantic Broadband Finance LLC Tranche B-2 Term Loan, 7.57%, 09/01/11 (b)	4,053,360
1,000,000	CellNet Group, Inc. Second Lien, 9.57%, 10/12/11	1,015,420
5,000,000	Cequel Communications LLC Term Loan, 7.61%, 11/05/13 (b)	5,012,800
	Charter Communications Operating LLC
5,000,000	Refinancing Term Loan, 03/05/14 (b)	4,995,350
2,000,000	Third Lien Term Loan, 08/14/14 (b)	2,000,000
2,000,000	WideOpenWest Finance LLC First Lien Term Loan, 7.61%, 05/01/13	2,016,240

		19,093,170

CHEMICALS - 0.8%

2,000,000	AZ Chem US, Inc. Second Lien Term Loan, 10.86%, 02/28/14	2,030,000

CONSUMER NON-DURABLES - 2.5%

1,254,755	Solo Cup Co. Term B1 Loan, 02/27/11 (b)	1,273,714
4,987,500	WP Evenflo Acquisition, Inc. First Lien Term Loan, 7.82%, 02/07/13	5,021,814

		6,295,528

DIVERSIFIED MEDIA - 5.6%

2,000,000	Metro-Goldwyn-Mayer Holdings II, Inc./LOC Acquisition Co. Tranche B Term Loan, 04/08/12 (b)	2,000,780
	Penton Media, Inc.
5,000,000	First Lien Term Loan, 02/01/13 (b)	5,031,300
2,000,000	Second Lien Term Loan, 02/01/14 (b)	2,030,000
3,000,000	Star Tribune Co. Second Lien Term Loan, 11.34%, 03/05/15	3,022,500
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

DIVERSIFIED MEDIA (continued)

1,914,787	Wenner Media LLC Term Loan, 7.10%, 10/02/13	1,927,961

		14,012,541

ENERGY — EXPLORATION & PRODUCTION - 3.8%

2,500,000	Concho Resources, Inc. Second Lien Term Loan, 03/27/12 (b)	2,510,950
3,000,000	SandRidge Energy Inc. Unsecured Term Loan, 04/01/14 (b)	3,046,860
2,000,000	Superior Offshore International LLC Term Loan, 8.82%, 02/15/12	2,016,240
	Targa Resources, Inc.
391,039	Synthetic Letter of Credit, 5.24%, 10/31/12	396,416
1,604,888	Term Loan, 7.53%, 10/31/12	1,622,605

		9,593,071

ENERGY — OTHER ENERGY - 4.0%

3,989,940	Helix Energy Solutions Group, Inc. Term Loan, 07/01/13 (b)	4,014,039
2,000,000	MEG Energy Corp. Initial Term Loan, 04/03/13 (b)	2,022,280
4,000,000	Venoco, Inc. Term Loan, 9.88%, 04/28/11 (b)	4,040,000

		10,076,319

FINANCIAL - 5.5%

	Flatiron Re Ltd.
673,684	Closing Date Term Loan, 12/29/10 (b)	680,421
326,316	Delayed Draw Term Loan, 12/29/10 (b)	329,987
5,000,000	Kepler Holdings Ltd. Term Loan, 10.82%, 06/30/09 (b)	5,053,100
500,000	Panther Re Holdings Ltd. Term B Loan, 12/01/10 (b)	505,000
7,500,000	Penhall International Corp. Senior Unsecured PIK Toggle Term Loan, 04/01/12 (b)	7,350,000

		13,918,508

FOREST PRODUCTS — PACKAGING - 2.4%

	Consolidated Container Co. LLC
1,000,000	First Lien Term Loan, 03/23/14 (b)	1,002,500
2,000,000	Second Lien Term Loan, 09/21/14 (b)	2,005,000
	Tegrant Corp.
2,000,000	First Lien Term Loan, 7.56%, 03/08/14	2,012,520
1,000,000	Second Lien Term Loan, 10.81%, 03/07/15	1,011,250

		6,031,270

GAMING/LEISURE — GAMING - 2.0%

1,994,926	CCM Merger, Inc./MotorCity Casino Term B Loan, 7.35%, 04/25/12	2,014,257
997,468	Penn National Gaming, Inc. Term Loan B, 7.11%, 10/03/12	1,005,109
2,000,000	Venetian Casino Resort LLC Term B Funded New, 7.12%, 06/15/11	2,016,440

		5,035,806

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

GAMING/LEISURE — OTHER LEISURE - 4.2%

5,000,000	Kerasotes Showplace Theatres, LLC Term B2, 10/28/11 (b)	5,017,700
3,693,270	Pivotal Group Promontory LLC First Lien Term Loan, 8.07%, 08/31/10 (b)	3,686,326
	Trump Entertainment Resorts Holdings, L.P.
1,000,000	Term B-2 Advance, 05/20/12 (b)	1,011,250
1,000,000	Term Loan B-1, 05/20/12 (b)	1,011,250

		10,726,526

HEALTHCARE — ACUTE CARE - 4.2%

1,000,000	Capella Healthcare, Inc. First Lien Term Loan, 11/30/12 (b)	1,010,000
3,725,424	Cornerstone Healthcare Group Holding, Inc. Term Loan, 9.35%, 07/15/11	3,688,170
2,000,000	HCA, Inc. Tranche A Term Loan, 11/17/12 (b)	2,015,720
1,000,000	LifeCare Holdings, Inc. Term Loan, 7.60%, 08/11/12	977,500
1,928,673	Multiplan, Inc. Term C Loan, 7.82%, 04/12/13	1,944,951
997,500	Triumph Healthcare Second Holdings, LLC Term Loan (First Lien), 07/28/13 (b)	1,002,906

		10,639,247

HEALTHCARE — ALTERNATE SITE SERVICES - 0.8%

2,000,000	CRC Health Corp. Term Loan, 02/06/13 (b)	2,025,000

HEALTHCARE — MEDICAL PRODUCTS - 14.2%

3,168,000	Benchmark Medical Holdings, Inc Term Loan, 12/27/12 (b)	2,977,920
6,997,475	CCS Medical, Inc. First Lien Term Loan, 8.60%, 09/30/12 (b)	6,976,202
	Fenwal, Inc.
5,571,429	Initial First Lien Term Loan, 7.61%, 02/28/14 (b)	5,588,812
1,750,000	Second Lien Term Loan, 10.61%, 08/28/14	1,769,705
	Graceway Pharmaceuticals, LLC
3,000,000	First Lien Term B Loan, 12/29/11 (b)	3,005,640
3,000,000	Second Lien Term Loan, 12/29/12 (b)	3,050,640
997,487	HealthSouth Corp. Term Loan B, 7.86%, 03/10/13	1,004,630
	Reliant Pharmaceuticals, Inc.
837,209	Delayed Draw Term Loan, 03/31/12 (b)	844,007
3,162,791	Initial Term Loan, 03/31/12 (b)	3,188,473
6,000,000	Rotech Healthcare, Inc. PIK Term Loan, 09/26/11 (b)	5,940,000
1,494,750	Sterigenics International, Inc. Tranche B Loan, 11/21/13 (b)	1,498,487

		35,844,516

HOUSING — BUILDING MATERIALS - 5.3%

6,392,518	Atrium Cos., Inc. Closing Date Term Loan, 8.10%, 05/31/12 (b)	6,403,129
2,125,000	Custom Building Products, Inc. Second Lien Term Loan, 04/20/12 (b)	2,126,318
2,177,334	PGT Industries, Inc. First Lien Tranche A-2 Term Loan, 02/14/12 (b)	2,190,942
2,072,306	Pro-Build Holdings, Inc. Delayed Draw Term Loan, 03/07/08 (b)	2,066,483
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

HOUSING — BUILDING MATERIALS (continued)

500,000	Professional Paint, Inc. Second Lien Term Loan, 05/31/13 (b)	505,625

		13,292,497

HOUSING — REAL ESTATE DEVELOPMENT - 11.2%

	Capital Automotive REIT
2,000,000	Term Loan, 7.07%, 12/16/10	2,021,110
1,000,000	Term Loan, 03/07/08 (b)	1,010,560
	Ginn LA Conduit Lender, Inc.
1,734,518	First Lien Tranche A Credit-Linked Deposit, 06/08/11 (b)	1,694,035
3,765,482	First Lien Tranche B Term Loan, 06/08/11 (b)	3,668,181
3,000,000	LNR Property Corp. Initial Tranche B Term Loan, 8.11%, 07/12/11 (b)	3,023,630
	Macklowe/EOP NYC Portfolio Pool 1
11,000,000	Mezzanine 2B, 02/01/08 (b)	11,000,000
4,000,000	Mezzanine 3, 02/02/08 (b)	4,000,000
1,931,468	Yellowstone Mountain Club, LLC Loan (First Lien), 7.70%, 09/30/10	1,937,494

		28,355,010

INFORMATION TECHNOLOGY - 11.2%

1,983,382	Advanced Micro Devices, Inc. Term Loan, 7.57%, 12/31/13	1,996,532
1,994,987	Aspect Software, Inc. Tranche A-1 Term Loan, 8.38%, 07/11/11	2,006,618
955,000	GXS Worldwide, Inc. First Lien Term Loan, 10.35%, 07/29/11	969,325
	Infor Enterprise Solutions Holdings, Inc.
683,996	Delayed Draw Term Loan, 9.10%, 07/28/12	691,691
1,310,992	Initial US Term Loan, 9.10%, 07/28/12	1,319,841
1,985,636	IPC Systems, Inc. First Lien Tranche B-1 Term Loan, 7.85%, 09/30/13	2,005,492
500,000	Metrologic Instruments, Inc. Second Lien Term Loan, 12/21/13 (b)	506,250
2,000,000	Nuance Communications, Inc. Term Loan, 03/31/13 (b)	2,002,520
	Open Solutions, Inc.
2,500,000	First Lien Term Loan, 09/03/11 (b)	2,513,300
5,000,000	Term Loan, 7.49%, 01/23/14 (b)	5,026,600
5,369,340	PGS Solutions, Inc. Term Loan, 7.61%, 02/14/13 (b)	5,433,128
1,852,992	Serena Software, Inc. Term Loan, 03/11/13 (b)	1,863,128
2,000,000	Spansion LLC Term Loan B, 11/01/12 (b)	2,017,520

		28,351,945

MANUFACTURING - 7.2%

3,000,000	FR Brand Acquisition Corp. First Lien Term Loan B, 02/07/14 (b)	3,020,010
	Generac Acquisition Corp.
2,000,000	First Lien Term Loan, 7.86%, 11/11/13	2,011,560
4,000,000	Second Lien Term Loan, 05/12/14 (b)	4,010,000
3,000,000	Key Safety Systems, Inc. Second Lien Term Loan, 10.31%, 09/08/14 (b)	3,030,000
1,985,000	Latham Manufacturing Corp. New Term Loan, 8.52%, 06/30/12	1,977,556
2,738,519	Longyear Global Holdings, Inc. First Lien US Term Loan, 8.61%, 10/08/12 (b)	2,750,514
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

MANUFACTURING (continued)

1,250,000	Valley National Gases, Inc. First Lien Term Loan, 7.57%, 02/28/14	1,260,150

		18,059,790

RETAIL - 12.5%

5,000,000	Burlington Coat Factory Warehouse Corp. Term Loan, 7.61%, 05/28/13 (b)	4,982,200
5,995,000	Michaels Stores, Inc. Term Loan, 8.13%, 10/31/13	6,055,670
	Movie Gallery, Inc.
20,000	First Lien Synthetic Letter of Credit, 03/08/12 (b)	20,212
480,000	First Lien Term Loan, 03/08/12 (b)	481,838
5,730,651	The Neiman Marcus Group, Inc. Term Loan, 7.35%, 04/06/13 (b)	5,721,204
5,192,000	PetCo Animal Supplies, Inc. Term Loan, 8.11%, 10/28/13 (b)	5,234,990
	Totes Isotoner Corp.
3,500,000	First Lien Term Loan, 7.82%, 01/31/13 (b)	3,525,550
3,500,000	Loan (Second Tier), 01/31/14 (b)	3,535,000
2,000,000	TRU 2005 Re Holding Co. I, Ltd. Term Loan, 8.32%, 12/09/08	2,016,420

		31,573,084

SERVICE — ENVIRONMENTAL SERVICES - 3.3%

6,470,000	LVI Services, Inc. Tranche B Term Loan, 11/16/11 (b)	6,391,842
1,000,000	Synagro Technologies, Inc. Second Lien Term Loan, 09/30/14 (b)	1,000,000
1,000,000	Valleycrest Holding Co. Second Lien Term Loan, 04/04/14 (b)	1,015,000

		8,406,842

SERVICE — OTHER SERVICES - 2.3%

2,000,000	Rental Service Corp. Second Lien Initial Term Loan, 8.86%, 12/02/13	2,040,830
1,739,934	Survey Sampling International, LLC Term Loan, 05/06/11 (b)	1,748,634
1,892,617	Vanguard Car Rental USA Holding, Inc. Term Loan, 8.35%, 06/14/13	1,912,717

		5,702,181

TELECOMMUNICATIONS - 5.7%

5,000,000	Intelsat Ltd. Loan, 02/01/14 (b)	5,016,900
2,000,000	Pae Tec Holding Corp. Initial Term Loan, 02/28/13 (b)	2,027,500
2,222,011	Time Warner Telecom Holdings Inc. Term Loan B, 7.32%, 01/07/13	2,236,366
4,995,000	West Corp. Term B-2 Loan, 7.75%, 10/24/13 (b)	5,030,664

		14,311,430

TELECOMMUNICATIONS — FIBER/LONG DISTANCE - 0.4%

1,000,000	FairPoint Communications, Inc. Replacement B Term Loan, 7.13%, 02/08/12	1,003,125

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

TRANSPORTATION — AUTO - 9.5%

1,994,949	Cooper-Standard Automotive, Inc. Term Loan D, 7.88%, 12/23/11	2,004,924
6,215,000	Delphi Corp. Second Lien DIP Term Loan (Tranche C), 12/31/07 (b)	6,246,759
5,000,000	Ford Motor Co. Term Loan, 12/16/13 (b)	5,027,100
1,000,000	General Motors Corp. Secured Term Loan, 7.70%, 11/29/13	1,009,020
2,000,000	Lear Corp. First Lien Term Loan B, 7.85%, 04/25/12	2,005,000
7,500,000	Motor Coach Industries International, Inc. Second Lien, 12/01/08 (b)	7,743,750

		24,036,553

TRANSPORTATION — LAND - 2.3%

1,243,750	Gainey Corp. Term Loan, 04/20/12 (b)	1,247,630
4,500,000	OSHKOSK TRUCK CORP. Term B Loan, 7.35%, 12/06/13 (b)	4,523,040

		5,770,670

UTILITIES - 10.1%

1,832,799	Astoria Generating Co. Acquisitions LLC First Lien Term Loan B, 7.32%, 02/23/13	1,845,645
	Boston Generating LLC
1,034,483	First Lien Synthetic Letter of Credit Facility, 5.24%, 12/20/13	1,043,855
289,655	First Lien Synthetic R/C, 7.62%, 12/20/13	292,280
4,664,172	First Lien Term Loan, 7.57%, 12/20/13	4,706,430
	FirstLight Power Resources, Inc.
1,788,618	First Lien Term Loan B, 11/01/13 (b)	1,805,011
211,382	Synthetic Letter of Credit, 11/01/13 (b)	213,318
1,863,364	Infrastrux Group, Inc. Term Loan, 8.57%, 11/05/12 (c)	1,877,339
	Kelson Finance LLC
5,000,000	First Lien Term Loan B, 8.57%, 03/08/13	4,991,700
1,769,231	Second Lien Term Loan C, 03/08/14 (b)	1,745,275
	Longview Power LLC
1,000,000	Construction Facility, 08/31/11 (b)	1,008,280
2,333,333	Delayed Draw Term Loan, 02/28/14 (b)	2,352,280
666,667	Synthetic Letter of Credit, 02/28/14 (b)	672,187
1,000,000	Synthetic Revolver, 02/28/13 (b)	999,180
2,000,000	Term B Loan, 02/28/14 (b)	2,016,240

		25,569,020

WIRELESS — CELLULAR/PCS - 3.4%

2,500,000	Insight Midwest Holdings LLC B Term Loan, 04/07/14 (b)	2,521,875
5,994,987	MetroPCS Wireless, Inc. New Tranche B Term Loan, 7.63%, 11/04/13 (b)	6,033,535

		8,555,410

	Total Senior Loans (Cost $391,506,792)	391,016,888

Corporate Notes and Bonds - 42.5%

AEROSPACE — AIRLINES - 0.4%

1,000,000	Continental Airlines, Inc., Series B 6.90%, 04/19/22	1,000,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Corporate Notes and Bonds (continued)

BROADCASTING - 6.6%

5,000,000	American Media Operations, Inc. 10.25%, 05/01/09	4,750,000
10,000,000	Umbrella Acquisition 9.75%, 03/15/15 PIK (d)	10,012,500
2,000,000	Young Broadcasting, Inc. 10.00%, 03/01/11	1,980,000

		16,742,500

CHEMICALS — SPECIALTY CHEMICALS - 0.4%

1,000,000	Macdermid, Inc. 9.50%, 04/15/17 (d)	1,030,000

CONSUMER NON-DURABLES - 4.0%

2,000,000	Ames True Temper, Inc. 10.00%, 07/15/12	1,950,000
4,000,000	Solo Cup Co. 8.50%, 02/15/14	3,425,000
5,000,000	Spectrum Brands, Inc. 8.50%, 10/01/13	4,775,000

		10,150,000

DIVERSIFIED MEDIA - 3.3%

5,000,000	Baker & Taylor, Inc. 11.50%, 07/01/13 (d)	5,225,000
3,000,000	Six Flags Theme Parks, Inc. 8.88%, 02/01/10	3,037,500

		8,262,500

FINANCIAL - 2.0%

5,000,000	IPayment, Inc. 9.75%, 05/15/14	5,150,000

FOOD/TOBACCO — FOOD/TOBACCO PRODUCERS - 1.3%

1,000,000	Chiquita Brands International 7.50%, 11/01/14	906,250
500,000	Pinnacle Foods Group, Inc. 10.63%, 04/01/17 (d)	494,375
2,000,000	Swift & Co., PIK Holdco Notes 8.00%, 03/19/10	1,900,000

		3,300,625

FOREST PRODUCTS — PACKAGING - 3.4%

5,000,000	Tekni-Plex, Inc. 12.75%, 06/15/10	4,700,000
5,500,000	Tembec Industries, Inc. 8.63%, 06/30/09	3,911,875

		8,611,875

GAMING/LEISURE — OTHER LEISURE - 2.1%

5,000,000	Tropicana Entertainment 9.63%, 12/15/14 (d)	5,043,750
283,608	Trump Entertainment Resorts Holdings, L.P. 8.50%, 06/01/15	287,862

		5,331,612

HEALTHCARE — ACUTE CARE - 3.6%

3,000,000	HCA, Inc. 6.50%, 02/15/16	2,568,750
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Corporate Notes and Bonds (continued)

HEALTHCARE — ACUTE CARE (continued)

6,085,000	LifeCare Holdings, Inc. 9.25%, 08/15/13	5,020,125
1,500,000	Tenet Healthcare Corp. 9.88%, 07/01/14	1,522,500

		9,111,375

HEALTHCARE — ALTERNATE SITE SERVICES - 3.1%

8,500,000	Select Medical Corp. 7.63%, 02/01/15	7,692,500

INFORMATION TECHNOLOGY - 2.4%

	Freescale Semiconductor, Inc.
3,000,000	9.13%, 12/15/14 PIK (d)	2,992,500
3,000,000	10.13%, 12/15/16 PIK (d)	3,022,500

		6,015,000

MANUFACTURING - 1.2%

4,000,000	NTK Holdings, Inc. 0.00%, 03/01/14 (e)	2,920,000

METALS/MINERALS - 2.1%

5,000,000	PNA Group Inc. 10.75%, 09/01/16 (d)	5,400,000

TELECOMMUNICATIONS - 1.9%

5,000,000	Digicel Group Ltd. 8.88%, 01/15/15 (d)	4,862,500

TRANSPORTATION — AUTO - 3.8%

11,000,000	Motor Coach Industries International, Inc. 11.25%, 05/01/09	9,460,000

UTILITIES - 0.9%

	Calpine Corp.
1,000,000	02/15/11 (f)	1,095,000
1,000,000	11/15/23 (f)	1,065,000

		2,160,000

	Total Corporate Notes and Bonds (Cost $107,531,827)	107,200,487

Trade Claims - 1.6%

AEROSPACE — AIRLINES - 4.3%

	Northwest Airlines, Inc.
5,000,000	Pinnacle Trade Claim, 08/21/13 (b)	3,925,000

	Total Trade Claims (Cost $4,125,000)	3,925,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Shares		Value ($)
Common Stocks - 2.9%

55,593	National CineMedia, Inc. (g)	1,484,333
80,800	Omnicare, Inc.	3,213,416
42,500	Temple-Inland, Inc.	2,538,950

	Total Common Stocks (Cost $7,210,951)	7,236,699

Total Investments - 202.0% (cost of $510,374,570) (h)		509,379,074

Other Assets & Liabilities, Net — (102.0)%		(261,795,159)

Net Assets - 100.0%		247,583,915

(a)	Senior loans in which Highland Distressed Opportunities, Inc. invests generally pay interest at rates which are periodically predetermined by reference to a base lending rate plus a premium. (Unless otherwise identified, all senior loans carry a variable rate interest.) These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Inter-Bank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at March 31, 2007. Senior loans, while exempt from registration under The Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturities shown.

(b)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(c)	Senior Loan Notes have additional unfunded loan commitments. See Note 5.

(d)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At March 31, 2007, these securities amounted to $38,083,125 or 15.4% of net assets. These securities have been determined by the investment adviser to be liquid securities.

(e)	Step Coupon. Coupon rate will be 0.00% until 09/01/09, and 10.75% thereafter.

(f)	The issuer is in default of certain debt covenants. Income is not being accrued.

(g)	Non-income producing security.

(h)	Cost for Federal income tax purposes is $510,374,570.

Gross unrealized appreciation	$1,279,953
Gross unrealized depreciation	(2,275,449)

Net unrealized depreciation	$(995,496)

PIK Payment in Kind
See accompanying Notes to Financial Statements.

STATEMENT OF ASSETS AND LIABILITIES

March 31, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

($)
Assets:
Investments, at value (Cost $510,374,570)	509,379,074
Restricted cash (Note 7)	9,129,485
Net discount and unrealized appreciation on unfunded transactions (Note 5)	3,097
Receivable for:
Receivable for investments sold	26,987,848
Dividend and interest receivable	3,334,110

Total assets	548,833,614

Liabilities:
Due to brokers	302,022
Payables for:
Investments purchased	294,882,141
Swap depreciation on total return swaps (Note 7)	12,611
Administration fee (Note 3)	79,257
Accrued offering costs	1,173,943
Dividends payable	4,624,629
Accrued expenses and other liabilities	175,096

Total Liabilities	301,249,699

NET ASSETS	247,583,915

Composition of Stockholders’ Equity (Net Assets)
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,617,633 common stock outstanding	17,618
Paid-in capital	251,835,086
Undistributed net investment income/(loss)	(3,334,882)
Accumulated net realized gain/(loss) on investments	72,375
Net unrealized appreciation/(depreciation) on investments, unfunded transactions and total return swaps	(1,006,282)

NET ASSETS	247,583,915

NET ASSET VALUE PER SHARE (NET ASSETS/COMMON STOCK OUTSTANDING)	14.05

See accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

For the Period Ended March 31, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

($)
Investment Income:
Interest income	1,098,592
Dividends	554,657

Total investment income	1,653,249

Expenses:
Investment advisory fee (Note 3)	452,896
Administration fee (Note 3)	79,257
Accounting service fee	13,607
Transfer agent fee	2,938
Professional fees	26,219
Trustees’ fees	3,707
Custody fee	2,243
Reports to shareholders	10,216
Delaware franchise tax expense	5,425
Organization expense (Note 2)	170,383
Other expense	7,249

Total operating expenses	774,140
Interest expense (Note 8)	42,258

Total expenses	816,398

Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(452,896)

Net expenses	363,502

Net investment income	1,289,747

Net Realized And Unrealized Gain/(Loss) on Investments:
Net realized gain on investments	72,375
Net change in unrealized appreciation/(depreciation) on investments	(995,496)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	1,825
Net change in unrealized appreciation/(depreciation) on total return swaps	(12,611)

Net realized and unrealized gain/(loss) on investments	(933,907)

Net increase in stockholders’ equity (net assets) resulting from operations	355,840

(a) Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.
See accompanying Notes to Financial Statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

For the Period Ended March 31, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

						Net Unrealized	Total
				Undistributed	Undistributed	Appreciation/	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	(Depreciation)	Equity
	Shares	Amount	in Excess of Par	Income (Loss)	(Loss)	On Investments	(Net Assets)

Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,285	247,965,312	—	—	—	247,982,597
Capital contribution, 02/20/07 (b)	—	—	87,596	—	—	—	87,596
Dividends declared	—	—	—	(4,624,629)	—	—	(4,624,629)
Offering costs	—	—	(1,217,489)	—	—	—	(1,217,489)

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	1,289,747	72,375	(1,006,282)	355,840

Balance at March 31, 2007	17,617,633	$17,618	$251,835,086	$(3,334,882)	$72,375	$(1,006,282)	$247,583,915

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Fund as a voluntary reimbursement for transaction losses, prior to the initial public offering. No additional shares were issued in the transaction.
See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS

For the Period Ended March 31, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc

($)
Cash Flow from Operating Activities
Net increase in stockholders’ equity (net assets) resulting from operations	355,840
Adjustments to reconcile net increase in stockholders’ equity (net assets) resulting from operations
Net realized gain on investments	(72,375)
Net change unrealized gain/(loss) on investments, unfunded transactions and total return swaps	1,006,282
Purchase of investment securities	(562,463,960)
Proceeds from disposition of investment securities	52,192,775
Increase in restricted cash	(9,129,485)
Increase in dividends, interest and fees receivable	(3,334,110)
Increase in receivable for investments sold	(26,987,848)
Increase in other assets	(1,271)
Net amortization/(accretion) of premium/(discount)	(31,011)
Increase in payable for investments purchased	294,882,141
Increase in payables to related parties	79,257
Increase in other liabilities	1,651,061

Net cash flow used in operating activities	(251,852,704)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	251,852,704

Net cash flow provided by financing activities	251,852,704

Net decrease in cash	—

Cash
Beginning of the period	—
End of the period	—

Non-cash transactions:
Cash dividends declared	4,624,629

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
Note 1. Organization
Highland Distressed Opportunities, Inc. (the “Company”), is a non-diversified closed-end company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company was organized as a Delaware corporation on August 22, 2006. In addition, for tax purposes, the Company will elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.
The Company commenced operations on January 18, 2007. On February 27, 2007, the Company closed its initial public offering (“IPO”) and sold 17,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. The Company received $243,525,000 in total net proceeds from the offering.
On March 23, 2007 the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the February 23, 2007 equity offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
Note 2. Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.
The following are significant accounting policies consistently followed by the Company in preparation of its financial statements:
(a) Investment in financial instruments
Investment transactions are recorded on the trade date.
Market Quotations Available
The market value of each security listed or traded on any recognized securities exchange or automated quotation system will be the last reported sale price at the relevant valuation date on the composite tape or on the principal exchange on which such security is traded. If no sale is reported on that date, the Company utilizes, when available, pricing quotations from principal market makers. Such quotations may be obtained from third-party pricing services or directly from investment brokers and dealers in the secondary market. Generally, the Company’s loan and bond positions are not traded on exchanges and consequently are valued based on market prices received from third-party pricing services or broker-dealer sources. The valuation of certain securities for which there is no market may take into account appraisal reports from independent valuation firms. Short-term debt securities having a remaining maturity of 60 days or less when purchased and debt securities originally purchased with maturities in excess of 60 days but which currently have maturities of 60 days or less may be valued at cost adjusted for amortization of premiums and accretion of discounts.
Market Quotations Not Available
The Company will take the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Company’s Board of Directors (the “Board”):
1.	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with our senior management;

3.	The valuation committee, comprised of investment professionals, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review some or all of these preliminary valuations at least annually.
Determination of fair values is uncertain because it involves subjective judgments and estimates not easily substantiated by auditing procedures.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
(b) Net asset value per share
The net asset value per share disclosed on the statement of assets and liabilities is calculated by dividing the net assets attributable to the shares of the Company’s common stock by the number of such shares outstanding at period-end.
(c) Sale of investments
Gains or losses on the sale of investments are calculated by using the specific identification method.
(d) Interest income
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the company has not yet collected cash. For the quarter ended March 31, 2007, $22,576 of PIK interest income was recorded.
(e) Taxation — General
The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes. However, depending on the level of taxable income earned in a year, the Company may choose to carry forward taxable income in excess of distributions and pay the 4% excise tax on the difference.
(f) Taxation of dividends and distributions
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.
(g) Payment of dividends
Dividends and distributions to common stockholders are recorded as of the date of declaration. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(h) Foreign currency
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
(i) Forward contracts
The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.
(j) Investment in swap agreements
Swap agreements are recorded at fair value as estimated by management in good faith. The net unrealized gain or loss on swap agreement is recorded as an asset or liability on the statement of assets and liabilities. The change in unrealized gain or loss is recorded in the statement of operations. Cash paid or received on net settlements is recorded as realized gain or loss in the statement of operations.
(k) Cash and cash equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2007.
(l) Restricted cash
Restricted cash consists of cash held by the Company’s custodian for collateral with respect to certain transactions. The Company earns interest on the restricted cash, which is recorded on the accrual basis.
(m) Registration expenses
The Company records registration expenses related to shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
(n) Incentive fee expense recognition
The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such capital gains. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees accrued for the first quarter of 2007. (See Note 3 for additional information.)
Note 3. Agreements
The Company has an Investment Advisory and Management Agreement with Highland Capital Management, L.P. (the “Investment Adviser”), under which the Investment Adviser, subject to the overall supervision of the Company’s Board, will manage the day-to-day operations of, and provide investment advisory services to, the Company. For providing these services, the Investment Adviser receives a base management fee and an incentive fee from the Company.
The base management fee is equal to 2.00% per annum of the Company’s managed assets. Managed assets are the value of total assets less all accrued liabilities (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is paid quarterly in arrears.
The Investment Adviser has contractually agreed to waive or reimburse the Company for all base management fees during the first three months of the Company’s operations and half of all the base management fees during the next three months of the Company’s operations.
The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount , debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), and accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second part of the Incentive Fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s Shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
Pursuant to a separate administration agreement, the Investment Adviser will furnish the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of .35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PFPC, Inc. The administration agreement and the sub-administration agreement each may be terminated by either party without penalty upon 60 days’ written notice to the other party.
Note 4. Net Asset Value Per Share
At March 31, 2007, the Company’s total net assets and net asset value per share were $247,583,915 and $14.05, respectively.
Note 5. Unfunded Loan Commitments
As of March 31, 2007, the Company’s portfolio had unfunded loan commitments of $555,844 which could be extended at the option of the borrower, pursuant to the following loan agreements:

Unfunded
Loan
Borrower	Commitment
Fenwal, Inc.	$428,571
Infrastrux Group, Inc.	127,273

$555,844

The unfunded loan agreements are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).
Note 6. Portfolio Information
For the period ended March 31, 2007, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were $562,463,960 and $52,192,775, respectively.
Note 7. Certain Transactions
On January 19, 2007, the Company entered into a warehouse arrangement in the form of a total return swap with the Bank of Nova Scotia, (“Scotia”). As of February 15, 2007, the notional value of the portfolio was approximately $124 million. The Company had the option, exercisable by the Company not later than March 15, 2007, to acquire the underlying assets in the total return swap at their value at the time of exercise. Upon entering into the warehouse arrangement the Company posted $9 million in collateral in a segregated account at the Company’s custodian. Prior to the termination of the warehouse arrangement, Scotia recorded the positive total return, if any, on such assets net of the warehouse arrangement’s financing cost in a collection account. To the extent there was a negative total return and the collection account had a negative balance, collateral was transferred from the collateral account to the collection account. The Company had no obligation to post additional collateral. If at any time the value of the collateral and collection account, as a percentage of the book value of the bank loans and other assets, was less than 5.0%, or 3.5% under certain circumstances, and the Company did not choose to post additional collateral by the next business day, Scotia would have the right to terminate the warehouse arrangement, dispose of all of the assets and charge the Company for any cumulative negative total return up to the remaining amount of the posted collateral. On February 26, 2007, the Company exercised the option to acquire the underlying assets. At March 31, 2007, the entire underlying portfolio had been purchased, but a portion of the securities were unsettled. The Company took any positive or negative total return on such assets into account in its net asset valuation immediately prior to pricing of the IPO. As of March 31, 2007, there was a total negative return on the warehouse arrangement of $12,611, which is recorded on the Statement of Assets and Liabilities as unrealized loss on total return swap. Cash held as collateral to cover margin requirements on the total return swap is classified as restricted cash on the Statement of Assets and Liabilities.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
Note 8. Affiliated Transactions
On January 18, 2007, the Company issued a promissory note payable to the Investment Adviser in the amount of $4 million with interest at 4.87% per annum, compounded semi-annually. The promissory note was paid off on March 8, 2007. The average daily balance on the promissory note for the time it was held was $4 million at a weighted average interest rate of 5.00%. Interest expense of $42,258 for this promissory note is included on the Statement of Operations.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the period ended March 31, 2007:

	Period ended
	March 31,
	2007(a)
	(unaudited)
Net Asset Value, Beginning of period	$14.33	(b)

Net investment income	0.07
Net realized and unrealized loss on Investments	(0.27)

Total from investment operations	(0.20)
Common Stock Offering Cost	(0.08)
Capital Contribution (c)	0.26
Dividends Declared	(0.26)
Net asset value, end of period	$14.05

Market price per share, beginning of period	$15.00

Market price per share, end of period	$14.37

Total investment return (d)
Based on net asset value per share	(1.95	)% (e)
Based on market price per share	(4.20	)% (e)

Net assets, end of period (f)	$247,584
Ratios to Average Net Assets/Supplemental Data (g):
Total operating expenses	3.45%
Interest expense	0.18%
Waiver/reimbursement	2.02%
Net expense (h)	1.62%
Net investment income	5.75%
Portfolio turnover rate	10.25	%(e)

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

(c)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Fund as a voluntary reimbursement for transaction losses, prior to the initial public offering. No additional shares were issued in the transaction. The contribution per share is based on the pre-offering share amount of 333,333.33

(d)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of dividends.

(e)	Not annualized.

(f)	Dollars in thousands.

(g)	Ratios to average net assets are calculated using the net assets starting from the initial public offering on February 27, 2007.

(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2007	Highland Distressed Opportunities, Inc.
Note 10(a). Income Tax Information and Distributions to Shareholders
The Company did not pay out a dividend during the period ended March 31, 2007.
Note 10(b). Dividend Declaration
On March 9, 2007, the Company announced that its Board declared a second quarter divided of $0.2625 per share payable on June 29, 2007 to common stockholders of record on June 19, 2007.
Note 11. Subsequent Event
On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Credit Agreement”), among the Company, Barton Capital LLC, the lender party thereto and Société Générale, as agent.
The Credit Agreement is a revolving facility with a stated maturity date of April 25, 2012 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Pricing is set at 32.50 basis points over LIBOR. Additionally, there is a commitment fee of 17 basis points on the unused portion of the Credit Agreement. Borrowings under the Credit Agreement are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.
See accompanying Notes to Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Highland Distressed Opportunities, Inc. (the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
☐	our future operating results;

☐	our business prospects;

☐	the impact of investments that we expect to make;

☐	our contractual arrangements and relationships with third parties;

☐	the dependence of our future success on the general economy and its impact on the industries in which we invest;

☐	our expected financings and investments;

☐	the adequacy of our cash resources and working capital;

☐	the ability of Highland Capital Management, L.P. (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We were incorporated in Delaware on August 22, 2006 and initially funded on January 18, 2007. We commenced material operations on February 27, 2007. Our investment objective is total return generated by both capital appreciation and current income. We will seek to achieve this objective by investing in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.
Generally, distressed companies are those that (i) are facing financial or other difficulties and (ii) are or have been operating under the provisions of the U.S. Bankruptcy Code or other similar laws or, in the near future, may become subject to such provisions or otherwise be involved in a restructuring of their capital structure. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We use the term “unlisted” to refer to companies not listed on a national securities exchange (for example, companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC would not be “listed” on a national securities exchange, although they may be considered “public” companies).
We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. Additionally, we will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On February 26, 2007, the Company closed its initial public offering (“IPO”) and sold 17,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. We commenced material operations on February 27, 2007 as we received $243,525,000 in total net proceeds from the IPO. On March 23, 2007 the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the February 23, 2007 equity offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
Portfolio and Investment Activity
On January 19, 2007 we entered into a warehouse arrangement with the Bank of Nova Scotia (“Scotia”) in the form of a total return swap. On February 26, 2007, we exercised our right to acquire the underlying assets in the total return swap. As of March 1, 2007, we had invested the net proceeds from our initial public offering.
We completed our first quarter of operations on March 31, 2007, with 76.71% of our portfolio invested in senior loans, 21.07% in corporate notes and bonds, 0.81% in trade claims, and 1.42% in equities as of that date.

Bank debt typically accrues interest at variable rates determined on a basis of a benchmark LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At March 31, 2007, our weighted average yield of our investments was 8.63%.
Results of Operations
We initially funded on January 18, 2007, and therefore, have no period to compare results for the quarter ended March 31, 2007.
Operating Income
Investment income was modest during our initial quarter of operations as the Company began to invest the net proceeds of the offering in accordance with our investment objective and strategies. Investment income totaled approximately $1.65 million for the period January 18, 2007 (commencement of operations) through March 31, 2007. Approximately $555,000 of income was attributable to invested cash and cash equivalents and approximately $1.1 million was attributable to investments in bank debt/senior secured and corporate notes/subordinated debt.
Operating Expenses
Operating expenses for the period January 18, 2007 (commencement of operations) through March 31, 2007 were approximately $364,000 net of advisory fees waived of $453,000. This amount consisted of administrative fees, accounting fees, professional fees, and taxes. It also included a non-recurring charge of approximately $170,000 in expenses related to the organization of the Company. Per the agreement with the Investment Adviser, the investment advisory fees of approximately $453,000 were waived during this period.
Net Operating Income
The Company’s net operating income was approximately $1.29 million for the period January 18, 2007 (commencement of operations) through March 31, 2007.
Net Unrealized Depreciation
As of March 31, 2007, the Company’s investments had net unrealized depreciation of approximately $1 million. Of this amount, approximately $995,000 is related to the investment portfolio and $13,000 is related to the purchase of the underlying assets not yet settled from the Scotia warehouse.
Financial Condition, Liquidity and Capital Resources
We generated cash primarily from the net proceeds of our initial public offering as well as cash flows from operations. All of the net proceeds from our IPO were used to acquire the portfolio, to make investments, and to pay for our operating expenses prior to the end of our first fiscal quarter ended March 31, 2007. We plan to borrow money in order to provide additional liquidity and to meet our investment objective and strategies.
Dividends
We will elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
On March 9, 2007, the Company declared a dividend of $.2625 per share ($4,624,629) payable on June 30, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Approximately 98% of our portfolio is invested in debt securities. This exposes the Company to a great degree of default risk with respect to the companies in our portfolio. Although defaults are at all time historic lows, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the period ended March 31, 2007.

Item 4. Controls and Procedures
As of the end of the period covered by this report, there are no known material deficiencies related to the Company that are required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
There have been no changes in our internal control over financial reporting that occurred during the period February 21, 2007 through March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 2. Changes in Securities and Use of Proceeds
On February 21, 2007, our registration statement on Form N-2 (SEC File No. 333-137435), for the initial public offering (“IPO”) of 17,000,000 shares of our common stock became effective. All 17,000,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $255,000,000, reflecting an initial offering price of $15.00 per share. Citigroup, Merrill Lynch & Co. and Wachovia Securities acted as Joint Book-Running Managers. A.G. Edwards, Banc of America Securities LLC, Deutsche Bank Securities, Oppenheimer & Co. and Stifel Nicolaus acted as underwriters for the initial public offering.
On January 18, 2007, we issued and sold 333,333.33 shares of its common stock for an aggregate purchase price of $5,000,000 to the Investment Adviser. These shares were issued prior to and not a part of the 17,000,000 shares offered in the initial public offering.
In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 2,550,000 shares of common stock at the $15.00 per share offering price. On March 20, 2007, the underwriters gave notice of partial exercise of this option and purchased 284,300 shares on March 23, 2007.
Underwriting discounts and commissions for the shares sold in the initial public offering totaled $11,475,000. In connection with the initial public offering, we incurred expenses of approximately $1.5 million. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions, we received net proceeds of $243,525,000 from the initial public offering.
The primary purposes of the initial public offering was to obtain capital with which to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments. As of March 31, 2007, we had invested approximately $510 million in bank debt, bonds, and equity as disclosed within our Consolidated Statement of Assets and Liabilities included in this report under Item 1 of Part 1.
We did not repurchase any shares of our common stock during the period January 18, 2007 (commencement of operations) through March 31, 2007.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Custodian Services Agreement between Company and PFPC, Inc. (1)

10.3	Form of Administration Services Agreement between Company and PFPC, Inc.(2)

10.4	Form of Transfer Agency Services Agreement between Company and PFPC, Inc.(1)

10.5	Form of Accounting Services Agreement.(1)

10.6	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc. (2)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co. (2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC. (2)

10.9	Form of Agreement Regarding Payment of Sales Load.(2)

10.10	Form of Fee Waiver Agreement.(2)

10.11	Confirmation Agreement between the Company and the Bank Nova Scotia.(2)

24.1	Power of Attorney.(1)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).(3)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).(3)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(3)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007

(3)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: May 15, 2007	/s/ James D. Dondero

James D. Dondero*
President (Principal Executive Officer)

/s/ M. Jason Blackburn

M. Jason Blackburn
Secretary and Treasurer (Principal Financial Officer)

*By:	/s/ M. Jason Blackburn
M. Jason Blackburn
Attorney-in-Fact