Form 10-Q
period 2007-06-30
Highland Distressed Opportunities, Inc.
filed 2007-08-10
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___to ___
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
YES ☐ NO ☑
On August 10, 2007, there were 17,678,152 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

*	Commencement of operations

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (a) — 85.0%

AEROSPACE — AEROSPACE/DEFENSE — 2.0%
4,974,747	IAP Worldwide Services, Inc. First Lien Term Loan, 9.69%, 12/30/12	4,992,657

BROADCASTING — 13.5%
	Comcorp Broadcasting Inc.
359,984	CCB PIK Revolver, 07/11/08 (b) (j) (d)	389,057
1,622,173	CCB PIK Term Loan, 07/11/08 (b) (j) (d)	1,753,184
2,890,811	CCB Revolver, 07/11/08 (b) (j) (d)	3,124,282
13,891,588	CCB Term Loan, 07/11/08 (b) (j) (d)	15,013,515
651,274	WK PIK Term Loan, 07/11/08 (b) (j) (d)	703,873
5,584,170	WK Term Loan, 07/11/08 (b) (j) (d)	6,035,165
1,651,799	Riverdeep Interactive Learning USA, Inc. Bridge Facility, 12/21/14 (b)	1,657,993
	Tribune Co.
3,000,000	Initial Tranche B Advance, 8.36%, 05/19/14	2,929,980
1,866,667	Tranche X Advance, 7.88%, 05/28/09	1,869,243

		33,476,292

CABLE — US CABLE — 2.4%
1,000,000	CellNet Group Inc. Second Lien, 9.61%, 10/22/11	1,011,460
5,000,000	WideOpenWest Finance, LLC Second Lien Term Loan, 11.61%, 06/27/15	4,980,475

		5,991,935

DIVERSIFIED MEDIA — 0.8%
2,000,000	Penton Media, Inc. Second Lien Term Loan, 10.36%, 02/01/14	2,020,000

ENERGY — EXPLORATION & PRODUCTION — 3.0%
2,500,000	Concho Resources, Inc. Second Lien Term Loan, 9.11%, 03/27/12	2,504,700
5,000,000	TARH E&P Holdings, L.P. Term Loan, 06/29/12 (b)	5,000,000

		7,504,700

FINANCIAL — 6.3%
1,500,000	Emerson Reinsurance Ltd.
	Tranche C Term Loan, 10.61%, 12/15/11	1,505,625
	Flatiron Re Ltd.
673,684	Closing Date Term Loan, 9.59%, 12/29/10	677,053
326,316	Delayed Draw Term Loan, 9.59%, 12/29/10	327,947
5,000,000	Kepler Holdings Ltd. Term Loan, 10.85%, 06/30/09	5,018,750
500,000	Panther Re Holdings Ltd. Term B Loan , 9.86%, 12/01/10	501,875
7,500,000	Penhall International Corp. Senior Unsecured PIK Toggle Term Loan, 12.82%, 04/01/12	7,518,750

		15,550,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)

Senior Loans (continued)

FOREST PRODUCTS — PACKAGING — 3.2%
7,000,000	Berry Plastics Group, Inc Holdco PIK Term Loan, 11.61%, 06/01/14	6,842,500
1,000,000	Tegrant Corp. Second Lien Term Loan, 10.86%, 03/07/15	1,011,880

		7,854,380

GAMING/LEISURE — OTHER LEISURE — 16.1%
10,000,000	Fontainebleu Florida Hotel, LLC Tranche C Term Loan, 11.36%, 06/06/12	10,012,500
	Lake at Las Vegas Joint Venture, LLC
3,611,111	Synthetic Revolver, 06/20/12 (b)	3,611,111
26,388,889	Term Loan, 06/20/12 (b)	26,388,889

		40,012,500

HEALTHCARE — ACUTE CARE — 0.4%
997,468	LifeCare Holdings, Inc. Term Loan, 8.35%, 08/11/12	972,951

HEALTHCARE — ALTERNATE SITE SERVICES — 0.7%
	FHC Health Systems Inc.
1,199,281	Delayed DrawTerm Loan, 14.11%, 12/18/09	1,241,256
593,051	Initial Term Loan, 12.11%, 12/18/09	613,808

		1,855,064

HEALTHCARE — MEDICAL PRODUCTS — 4.1%
	Reliant Pharmaceuticals, Inc.
835,116	Delayed Draw Term Loan, 8.61%, 03/31/12	841,897
3,154,884	Initial Term Loan, 8.61%, 03/31/12	3,180,501
6,058,487	Rotech Healthcare Inc. PIK Term Loan, 11.32%, 09/26/11	6,270,534

		10,292,932

HOUSING — BUILDING MATERIALS — 3.1%
2,500,000	Ainsworth Lumber Co., Ltd. Term Loan, 06/26/14 (b)	2,513,300
2,125,000	Custom Building Products, Inc. Second Lien Term Loan, 10.36%, 04/20/12	2,130,312
2,102,505	PGT Industries, Inc. First Lien Tranche A - 2 Term Loan, 02/14/12	2,105,133
1,000,000	Professional Paint, Inc. Second Lien Term Loan, 11.63%, 05/31/13	982,500

		7,731,245

HOUSING — REAL ESTATE DEVELOPMENT — 7.8%
	Ginn LA Conduit Lender, Inc.
1,734,518	First Lien Tranche A Credit — Linked Deposit, 8.35%, 06/08/11	1,679,448
3,746,560	First Lien Tranche B Term Loan, 8.35%, 06/08/11	3,627,606
	Macklowe/ EOP NYC Portfolio Pool 1
10,000,000	Mezzanine 2B, 8.61%, 02/09/08	10,025,000
4,000,000	Mezzanine 3, 9.61%, 02/09/08	4,010,000

		19,342,054

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)

Senior Loans (continued)

INFORMATION TECHNOLOGY — 2.4%
	Aspect Software, Inc.
1,545,000	Second Lien Term Loan, 12.36%, 07/11/12	1,552,725
1,989,975	Tranche A - 1 Term Loan, 8.38%, 07/11/11	1,997,437
955,000	GXS Worldwide, Inc. First Lien Term Loan, 10.36%, 07/29/11	969,325
500,000	Metrologic Instruments, Inc. Second Lien Term Loan, 11.61%, 04/10/15	504,375
1,000,000	Safenet, Inc. Second Lien Term Loan, 11.36%, 04/21/15	995,000

		6,018,862

MANUFACTURING — 6.1%
10,666,667	Generac Acquisition Corp. Second Lien Term Loan, 11.35%, 05/12/14	10,261,333
3,000,000	Key Safety Systems, Inc. Second Lien Term Loan, 10.32%, 09/08/14	3,026,250
1,980,000	Latham Manufacturing Corp. New Term Loan, 8.61%, 06/30/12	1,980,000

		15,267,583

RETAIL — 2.0%
4,877,228	Totes Isotoner Corp. Second Lien Term Loan, 11.35%, 01/31/14	4,913,807

SERVICE — ENVIRONMENTAL SERVICES — 4.0%
10,137,800	LVI Services, Inc. Tranche B Term Loan, 10.35%, 11/16/11	10,049,094

SERVICE — OTHER SERVICES — 0.8%
2,000,000	NES Rentals Holdings, Inc. Permanent Term Loan, 12.13%, 07/20/13	2,025,640

TRANSPORTATION — AUTO — 3.1%
7,554,231	Motor Coach Industries International, Inc. Second Lien, 13.86%, 12/01/08	7,717,856

UTILITIES — 3.2%
7,635,327	Entegra TC LLC Third Lien Term Loan, 04/19/14 (b)	7,963,646

	Total Senior Loans (Cost $211,211,543)	211,553,198

Corporate Notes and Bonds — 65.7%

BROADCASTING — 5.8%
12,500,000	Umbrella Acquisition 9.75%, 03/15/15 PIK (c)	12,406,250
2,000,000	Young Broadcasting, Inc. 10.00%, 03/01/11	2,000,000

		14,406,250

CABLE — US CABLE — 1.3%
10,000,000	Adelphia Communications 10.25%, 06/15/11 (d)	3,275,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)

Corporate Notes and Bonds (continued)

CONSUMER NON — DURABLES — 7.0%
2,000,000	Ames True Temper, Inc. 10.00%, 07/15/12	1,900,000
7,000,000	Solo Cup Co. 8.50%, 02/15/14	6,160,000
10,000,000	Spectrum Brands, Inc. 11.00%, 10/02/13 (e)	9,350,000

		17,410,000

DIVERSIFIED MEDIA — 4.6%
10,800,000	Baker & Taylor, Inc. 11.50%, 07/01/13 (c)	11,340,000

ENERGY — EXPLORATION & PRODUCTION — 2.0%
5,000,000	Energy XXI Gulf Coast 10.00%, 06/15/13 (c)	4,887,500

FINANCIAL — 2.0%
5,000,000	IPayment, Inc. 9.75%, 05/15/14	5,025,000

FOOD/TOBACCO — FOOD/TOBACCO PRODUCERS — 2.5%
6,500,000	Pinnacle Foods Group, Inc. 10.63%, 04/01/17 (c)	6,288,750

FOOD/TOBACCO — RESTAURANTS — 1.2%
3,000,000	Outback Steakhouse, Inc. 10.00%, 06/15/15 (c)	2,880,000

FOREST PRODUCTS — PACKAGING — 3.2%
5,000,000	Tekni — Plex, Inc. 12.75%, 06/15/10	4,475,000
5,500,000	Tembec Industries, Inc. 8.63%, 06/30/09	3,478,750

		7,953,750

GAMING/LEISURE — GAMING — 0.8%
2,000,000	Shingle Springs Tribal Gaming 9.38%, 06/15/15 (c)	2,027,500

GAMING/LEISURE — OTHER LEISURE — 3.1%
2,500,000	Six Flags, Inc. 4.50%, 05/15/15	2,956,250
5,000,000	Tropicana Entertainment Resorts Holdings, L.P. 9.63%, 12/15/14 (c)	4,837,500

		7,793,750

HEALTHCARE — ACUTE CARE — 3.0%
9,085,000	LifeCare Holdings, Inc. 9.25%, 08/15/13	6,041,525
1,500,000	Tenet Healthcare Corp. 9.88%, 07/01/14	1,492,500

		7,534,025

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)

Corporate Notes and Bonds (continued)

HEALTHCARE — ALTERNATE SITE SERVICES — 6.3%
17,500,000	Select Medical Corp. 7.63%, 02/01/15	15,750,000

HEALTHCARE — MEDICAL PRODUCTS — 0.2%
1,000,000	Encysive Pharmaceuticals, Inc. 2.50%, 03/15/12	637,500

HOUSING — BUILDING MATERIALS — 0.4%
1,000,000	Masonite Corp. 11.00%, 04/06/15 (c)	930,000

HOUSING — REAL ESTATE DEVELOPMENT — 3.8%
	Realogy Corp.
5,000,000	10.50%, 04/15/14 (c)	4,775,000
5,000,000	12.38%, 04/15/15 (c)	4,575,000

		9,350,000

INFORMATION TECHNOLOGY — 4.2%
	Freescale Semiconductor, Inc.
3,000,000	9.13%, 12/15/14 PIK (c)	2,835,000
8,000,000	10.13%, 12/15/16 PIK (c)	7,560,000

		10,395,000

MANUFACTURING — 1.2%
4,000,000	NTK Holdings, Inc. 03/01/14 (f)	2,920,000

METALS/MINERALS — 2.2%
5,000,000	PNA Group Inc. 10.75%, 09/01/16 (c)	5,475,000

RETAIL — 3.2%
5,000,000	Dollar General 10.63%, 07/15/15 (c)	4,850,000
	Rite Aid Corp.
1,250,000	9.38%, 12/15/15 (c)	1,206,250
2,000,000	9.50%, 06/15/17 (c)	1,930,000

		7,986,250

TELECOMMUNICATIONS — 2.1%
5,000,000	Intelsat Bermuda, Ltd. 11.41%, 06/15/13 (g)	5,325,000

TRANSPORTATION — AUTO — 5.6%
2,500,000	Dana Corp. 7.00%, 03/15/28 (d)	2,512,500
2,500,000	Keystone Automotive Operations, Inc. 9.75%, 11/01/13	2,187,500
11,000,000	Motor Coach Industries International, Inc. 11.25%, 05/01/09	9,185,000

		13,885,000

	Total Corporate Notes and Bonds (Cost $169,507,384)	163,475,275

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)

Claims (h) — 1.5%

AEROSPACE — AIRLINES — 1.5%
3,000,000	Northwest Airlines, Inc. ALPA Trade Claim, 08/21/13	363,750
2,500,000	Northwest Airlines, Inc. Bell Atlantic Trade Claims, 08/21/13	303,125
2,500,000	Northwest Airlines, Inc. EDC Trade Claim, 08/21/13 (b)	303,125
5,326,500	Northwest Airlines, Inc. Flight Attendant Claim, 08/21/13	625,864
1,500,000	Northwest Airlines, Inc. GE Trade Claim, 08/21/13	181,875
4,728,134	Northwest Airlines, Inc. IAM Trade Claim, 08/21/13	573,286
3,433,116	Northwest Airlines, Inc. Lambert Leasing Trade Claim, 08/21/13 (b)	403,391
5,000,000	Northwest Airlines, Inc. Pinnacle Trade Claim, 08/21/13	587,500
3,512,250	Northwest Airlines, Inc. Retiree Claim, 08/21/13	425,860

	Total Claims (Cost $7,789,465)	3,767,776

Shares

Common Stocks — 31.8%

AEROSPACE — AIRLINES — 6.2%
697,283	Northwest Airlines, Inc. (i)	15,479,682

CABLE — US CABLE — 2.4%
103,800	DIRECTV Group, Inc. (i)	2,398,818
71,052	LodgeNet Entertainment Corp. (i)	2,277,927
34,706	Time Warner Cable, Inc. (i)	1,359,434

		6,036,179

CHEMICALS — SPECIALTY CHEMICALS — 2.2%
150,750	Georgia Gulf Corp.	2,730,082
105,225	Terra Industries Inc.(i)	2,674,820

		5,404,902

DIVERSIFIED MEDIA — 2.5%
38,248	Idearc Inc.	1,351,302
62,427	R.R. Donnelley & Sons, Co.(i)	4,730,718

		6,082,020

ENERGY — EXPLORATION & PRODUCTION — 1.8%
140,256	Williams Cos, Inc.	4,434,895

FOREST PRODUCTS — 1.3%
52,500	Temple — Inland, Inc.	3,230,325

GAMING/LEISURE — GAMING — 1.1%
34,000	MGM Mirage (i)	2,804,320

GAMING/LEISURE — OTHER LEISURE — 1.0%
88,949	National CineMedia, Inc. (i)	2,491,461

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Shares		Value ($)

Common Stocks (continued)

HEALTHCARE — MEDICAL PRODUCTS — 5.7%
152,100	Nighthawk Radiology Holdings, Inc. (i)	2,745,405
80,800	Omnicare, Inc.	2,913,648
221,600	PDL BioPharma Inc. (i)	5,163,280
316,900	TLC Vision Corp. (i)	1,638,373
22,043	WellPoint Inc. (i)	1,759,693

		14,220,399

HOUSING — BUILDING MATERIALS — 1.0%
52,500	USG Corp. (i)	2,574,600

INFORMATION TECHNOLOGY — 1.0%
87,500	Electronic Data Systems Corp.	2,426,375

METALS/MINERALS — OTHER METALS/MINERALS — 0.7%
21,168	Freeport — McMoRan Copper & Gold, Inc.	1,753,134

TELECOMMUNICATIONS — 1.0%
63,200	BCE Inc.	2,499,402

UTILITIES — 3.9%
27,500	Center Point Energy, Inc. (i)	741,125
286,200	Dynegy Holdings Inc., Class A (i)	2,701,728
99,250	Entegra TC LLC, Common (i)	4,627,531
37,500	Entegra TC LLC, Membership Units (i)	1,739,063

		9,809,447

	Total Common Stocks (Cost $76,876,665)	79,247,141

Preferred Stock — 1.4%

TRANSPORTATION — AUTO — 1.4%
120,000	General Motors Corp., Series D, 1.50%	3,415,200

	Total Preferred Stock (Cost $3,000,000)	3,415,200

Total Investments — 185.4%		461,458,590

(cost of $468,385,057) (k)

Other Assets & Liabilities, Net — (85.4)%		(212,579,128)

Net Assets — 100.0%		248,879,462

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically predetermined by reference to a base lending rate plus a premium. (Unless otherwise identified, all senior loans carry a variable rate interest.) These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Inter-Bank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at June 30, 2007. Senior loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturities shown.

(b)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(c)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers, as that term is defined in the 1933 Act. At June 30, 2007, these securities amounted to $78,803,750 or 31.66% of net assets. These securities have been determined by the Company’s investment adviser to be liquid securities.
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of June 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

(d)	The issuer is in default of certain debt covenants. Income is not being accrued.

(e)	Step Coupon. A bond that pays an initial coupon rate for the first period and then a higher coupon rate for the following periods until maturity. Coupon rate will be 11.00% until 10/02/07, and 11.25% for the next six month period.

(f)	Step Coupon. A bond that pays an initial coupon rate for the first period and then a higher coupon rate for the following periods until maturity. Coupon rate will be 0.00% until 09/01/09, and 10.75% thereafter.

(g)	Floating rate note. The interest rate shown reflects the rate in effect at June 30, 2007.

(h)	Security represents an unsecured, unfunded claim generated against the issuer that will be converted into equity upon the completion of court proceedings.

(i)	Non-income producing security.

(j)	Represents fair value as determined in good faith under the direction of the Company’s Board of Directors.

(k)	Cost for Federal income tax purposes is $468,385,057.

Gross unrealized appreciation	$5,881,849
Gross unrealized depreciation	(12,808,316)

Net unrealized depreciation	$(6,926,467)

PIK	Payment-in-Kind
See accompanying Notes to Financial Statements.

STATEMENT OF ASSETS AND LIABILITIES

As of June 30, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

($)
Assets:
Investments, at value (cost $468,385,057)	461,458,590
Cash	32,664,561
Receivable for:
Receivable for investments sold	129,056,584
Dividend and interest receivable	6,562,859
Other assets	197,731

Total assets	629,940,325

Liabilities:
Notes payable (Note 4)	240,000,000
Payables for:
Investments purchased	138,575,097
Investment advisory fee payable (Note 3)	302,813
Administration fee payable (Note 3)	320,728
Incentive fee payable (Note 3)	459,963
Interest expense payable (Note 4)	1,191,930
Accrued offering cost	80,240
Accrued expenses and other liabilities	130,092

Total liabilities	381,060,863

Shareholders’ equity (net assets)	248,879,462

Composition of shareholders’ equity (net assets)
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,678,152 common stock outstanding	17,678
Paid-in capital	252,687,136
Undistributed net investment income	2,837,723
Accumulated net realized gain/(loss) on investments	233,641
Net unrealized appreciation/(depreciation) on investments and unfunded transactions	(6,896,716)

Shareholders’ equity (net assets)	248,879,462

NET ASSET VALUE PER SHARE (NET ASSETS/COMMON STOCK OUTSTANDING)	14.08

See accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

Highland Distressed Opportunities, Inc.

	For the Quarter
	Ended	For the Period Ended
	June 30, 2007	June 30, 2007(a)
	(unaudited)	(unaudited)
	($)	($)
Investment Income:
Interest income	9,352,578	10,451,170
Dividends	227,767	782,424
Less: foreign taxes withheld	(3,225)	(3,225)

Total investment income	9,577,120	11,230,369

Expenses:
Investment advisory fee (Note 3)	1,833,035	2,285,931
Incentive fees (Note 3)	1,326,507	1,326,507
Administration fee (Note 3)	320,754	400,011
Accounting service fee	37,522	51,129
Transfer agent fee	8,103	11,041
Professional fees	74,871	101,090
Trustees’ fees	10,222	13,929
Custody fee	20,980	23,223
Reports to shareholders	28,173	38,389
Delaware franchise tax expense	15,673	21,098
Organization expense (Note 3)	—	170,383
Rating agency fees	7,991	7,991
Other expense	26,920	34,169

Total operating expenses	3,710,751	4,484,891
Interest expense (Notes 4)	2,090,530	2,132,788

Total expenses	5,801,281	6,617,679

Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(2,396,766)	(2,849,662)

Net expenses	3,404,515	3,768,017

Net investment income	6,172,605	7,462,352

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	171,706	244,081
Net realized gain/(loss) on total return swaps	35,134	35,134
Net realized gain/(loss) on foreign currency transactions	(45,574)	(45,574)
Net change in unrealized appreciation/(depreciation) on investments	(5,930,971)	(6,926,467)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	(1,825)	—
Net change in unrealized appreciation/(depreciation) on total return swaps	12,611	—
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	29,751	29,751

Net realized and unrealized gain/(loss) on investments	(5,729,168)	(6,663,075)

Net increase in shareholders’ equity (net assets) resulting from operations	443,437	799,277

(a)	Highland Distressed Opportunities, Inc. commenced investment operations on January 18, 2007.
See accompanying Notes to Financial Statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (NET ASSETS)

For the Period Ended June 30, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Shareholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income (Loss)	(Loss)	(Depreciation)	(Net Assets)
Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,284	247,965,313	—	—	—	247,982,597
Dividends reinvested	60,519	61	852,049				852,110
Capital contribution, 02/20/07 (b)	—	—	87,596	—	—	—	87,596
Dividends declared	—	—	—	(4,624,629)	—	—	(4,624,629)
Offering cost	—	—	(1,217,489)	—	—	—	(1,217,489)

Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	—	—	—	7,462,352	233,641	(6,896,716)	799,277

Balance at June 30, 2007	17,678,152	$17,678	$252,687,136	$2,837,723	$233,641	$(6,896,716)	$248,879,462

(a)	Highland Distressed Opportunities, Inc. (the “Company”) commenced investment operations on January 18, 2007.

(b)	On February 20, 2007, the Company’s investment adviser contributed an additional $87,596 in capital to the Company as a voluntary reimbursement for transaction losses, prior to the initial public offering. No additional shares were issued in conjunction with this transaction.
See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS

For the Period Ended June 30, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

($)

Cash Flow Used in Operating Activities
Net increase in net assets resulting from operations	799,277
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(233,641)
Net change in unrealized gain/(loss) on investments and total return swaps	6,896,716
Purchase of investments securities	(985,657,119)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	517,899,508
Increase in dividends, interest and fees receivable	(6,562,859)
Increase in receivable for investments sold	(129,056,584)
Increase in other assets	(197,731)
Net amortization/(accretion) of premium/(discount)	(393,805)
Increase in payable for investments purchased	138,575,097
Increase in payables to related parties	1,083,504
Increase in mark to market on unrealized gain/(loss) on foreign currency	29,751
Increase in other liabilities	130,092

Net cash flow used in operating activities	(456,687,794)

Cash Flows Provided by Financing Activities
Net proceeds from issuance of common stock	251,852,704
Increase in notes payable (b)	240,000,000
Increase in interest payable	1,191,930
Increase in accrued offering cost	80,240
Distributions paid in cash	(3,772,519)

Net cash flow provided by financing activities	489,352,355

Net increase in cash	32,664,561

Cash
Beginning of the period	—
End of the period	32,664,561

Supplemental Information:
Interest paid during the period	940,858

(a)	Highland Distressed Opportunities, Inc. commenced investment operations on January 18, 2007.

(b)	$4 million borrowed from affiliate and repaid during period. See Note 9 for details.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
Note 1. Organization
Highland Distressed Opportunities, Inc. (the “Company”), is a non-diversified closed-end company that has filed an election to be treated as a business development company under the Investment Company Act of 1940. The Company was incorporated under the laws of Delaware on August 22, 2006. In addition, for tax purposes, the Company will elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.
The Company commenced operations on January 18, 2007. On February 27, 2007, the Company closed its initial public offering (“IPO” or the “Offering”) and sold 17,000,000 shares of its common stock (the “Shares”) at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. The Company received $243,525,000 in total net proceeds from the Offering, before expenses.
On March 23, 2007, the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the February 23, 2007 equity offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
Note 2. Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements.
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

Market Quotations Not Available
The Company will take the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Company’s Board of Directors (the “Board”):
1.	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with our senior management;

3.	The valuation committee, comprised of investment professionals, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review some or all of these preliminary valuations at least annually.
Determination of fair values is uncertain because it involves subjective judgments and estimates not easily substantiated by auditing procedures.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
(b)	Net asset value per share

The net asset value per share disclosed on the statement of assets and liabilities is calculated by dividing the net assets attributable to the shares of the Company’s common stock by the number of such shares outstanding at period-end.

(c)	Securities transactions

All securities transactions are accounted for on a trade-date basis. Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	Interest income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended June 30, 2007, approximately $112,718 of PIK interest income was recorded.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Payment of dividends

Dividends and distributions to common shareholders are recorded as of the date of declaration. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

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

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of June 30, 2007.

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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses and unrealized capital depreciation. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees accrued as of June 30, 2007. (See Note 3 for additional information.)
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
The base management fee is equal to 2.00% per annum of the Company’s managed assets. Managed assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is payable quarterly in arrears; however, the Investment Adviser has contractually agreed to waive or reimburse the Company for all base management fees during the first three months of the Company’s operations and half of all the base management fees during the next three months of the Company’s operations. For the quarter and period ended June 30, 2007, the Investment Adviser waived management fees of approximately $1,530,222 and $1,983,118, respectively.
The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount , debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), and accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s beginning of operations until December 31, 2007, the Investment Adviser voluntarily has agreed to waive or reimburse the Catch-Up Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the quarter and period ended June 30, 2007, the Investment Advisor earned investment income incentive fees of approximately $1,326,507. For the quarter and period ended June 30, 2007, the Investment Advisor voluntarily waived Incentive Fees of approximately $866,544.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year. For the quarter and period ended June 30, 2007, no capital gains incentive fees were earned by the Investment Adviser.
Pursuant to a separate administration agreement, the Investment Adviser will furnish the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of .35% of the Company’s managed assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PFPC, Inc. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the quarter and period ended June 30, 2007, the Investment Adviser earned administration fees of approximately $320,754 and $400,011, respectively.
The Investment Adviser paid to the underwriters an additional sales load of $0.15 per Share, for a total sales load of $0.825 per Share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “ Measuring Period”), the sum of (a) the Company’s aggregate distributions to its shareholders plus (b) the change in the Company’s net assets, equals or exceeds 7.0% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of June 30, 2007, the Company was under no obligation to make a payment to the Investment Adviser.
Note 4. Credit Facility
In accordance with the Investment Company Act of 1940, with certain limited exceptions, the Company is only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Credit Agreement” or the “Facility”), with Barton Capital LLC, as lender and Société Générale, as agent.
The Credit Agreement is a revolving facility with a stated maturity date of April 25, 2012 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Pricing is set at 32.50 basis points over LIBOR on borrowings outstanding. Additionally, there is a commitment fee of 17 basis points on the unused portion of the Credit Agreement. Borrowings under the Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Company continues to be in compliance with all of the limitations and requirements of the Facility.
At June 30, 2007, the Company had borrowings outstanding under the Facility of $240 million. The interest rate charged on this loan as of June 30, 2007 was 5.36%. The average daily loan balance was approximately $174,015,151 at a weighted average interest rate of 5.32%. Interest expense incurred during the three months ended June 30, 2007 was approximately $1,833,364.
Note 5. Net Asset Value Per Share
At June 30, 2007, the Company’s total net assets and net asset value per share were $248,879,462 and $14.08, respectively.
Note 6. Unfunded Loan Commitments
As of June 30, 2007, the Company’s portfolio had no unfunded loan commitments. Unfunded loan agreements are valued along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).
Note 7. Portfolio Information
For the period ended June 30, 2007, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $985,657,119 and $517,899,508, respectively.
The Investment Adviser and its affiliates manage other accounts, including registered and private funds and individual accounts. Although investment decisions for the Company are made independently from those of such other accounts, the Investment

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
Adviser may, consistent with applicable law, make investment recommendations to other clients or accounts that may be the same or different from those made to the Company, including investments in different levels of the capital structure of a company, such as equity versus senior loans, or that take contrary provisions in multiple levels of the capital structure. The Investment Adviser has adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time. Nevertheless, this may create situations where a client could be disadvantaged because of the investment activities conducted by the Investment Adviser for other client accounts. When the Company and one or more of such other accounts is prepared to invest in, or desires to dispose of, the same security, available investments or opportunities for each will be allocated in a manner believed by the Investment Adviser to be equitable to the Company and such other accounts. The Investment Adviser also may aggregate orders to purchase and sell securities for the Company and such other accounts. Although the Investment Adviser believes that, over time, the potential benefits of participating in volume transactions and negotiating lower transaction costs should benefit all accounts including the Company, in some cases these activities may adversely affect the price paid or received by the Company or the size of the position obtained or disposed of by the Company.
Note 8. Certain Transactions
On January 19, 2007, the Company entered into a warehouse arrangement in the form of a total return swap with the Bank of Nova Scotia, (“Scotia”). As of February 15, 2007, the notional value of the portfolio was approximately $124 million. The Company had the option, exercisable by the Company not later than March 15, 2007, to acquire the underlying assets in the total return swap at their value at the time of exercise. Upon entering into the warehouse arrangement the Company posted $9 million in collateral in a segregated account at the Company’s custodian. Prior to the termination of the warehouse arrangement, Scotia recorded the positive total return, if any, on such assets net of the warehouse arrangement’s financing cost in a collection account. To the extent there was a negative total return and the collection account had a negative balance, collateral was transferred from the collateral account to the collection account. The Company had no obligation to post additional collateral. If at any time the value of the collateral and collection account, as a percentage of the book value of the bank loans and other assets, was less than 5.0%, or 3.5% under certain circumstances, and the Company did not choose to post additional collateral by the next business day, Scotia would have the right to terminate the warehouse arrangement, dispose of all of the assets and charge the Company for any cumulative negative total return up to the remaining amount of the posted collateral. On February 26, 2007, the Company exercised the option to acquire the underlying assets. The warehouse arrangement was settled and closed on June 21, 2007. The net realized gain on the warehouse arrangement was approximately $35,134, and is recorded on the Statement of Operations as net realized gain/(loss) on total return swaps.
Note 9. Affiliated Transactions
On January 18, 2007, the Company issued a promissory note payable to the Investment Adviser in the amount of $4 million with interest at 4.87% per annum, compounded semi-annually. The promissory note was paid off on March 8, 2007. The average daily balance on the promissory note for the time it was held was $4 million at a weighted average interest rate of 5.00%. Interest expense for this promissory note was approximately $25,929, and is recorded on the Statement of Operations.
Highland Financial Solutions, LLC (“HFS”), a wholly-owned subsidiary of the Company, was formed as a limited liability company under the laws of the State of Delaware on May 24, 2007. HFS was established to provide loan origination, syndication, placement and agency services on behalf of the Company, registered investment companies managed by the Adviser and third-parties. As of June 30, 2007, however, HFS had not yet begun any formal operations.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the period ended June 30, 2007:

	Period ended
	June 30,
	2007(a)
	(unaudited)
Net asset value, beginning of period	$14.33	(b)

Net investment income	0.42
Net realized and unrealized loss on investments	(0.60)

Total from investment operations	(0.18)
Common stock offering cost	(0.07)
Capital contribution (c)	0.26
Dividends paid	(0.26)
Net asset value, end of period	$14.08

Market price per share, beginning of period	$15.00
Market price per share, end of period	$14.25

Total investment return (d)
Based on net asset value per share	0.09	%(e)
Based on market price per share	(3.23	)%(e)

Net assets, end of period (f)	$248,879

Ratios to average net assets/supplemental data (g):
Total operating expenses	5.31%
Interest expense	2.52%
Waiver/reimbursement	1.03%
Net expense (h)	4.46%
Net investment income	8.83%
Portfolio turnover rate	129.50	%(e)

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

(c)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Company as a voluntary reimbursement for transaction losses, prior to the initial public offering. No additional shares were issued in conjunction with this transaction. The contribution per share is based on the pre-offering share amount of 333,333.33

(d)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of dividends.

(e)	Not annualized.

(f)	Dollars in thousands.

(g)	Ratios to average net assets are calculated using the net assets starting from the initial public offering on February 27, 2007.

(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.
Note 11(a). Income Tax Information and Distributions to Shareholders
The Company paid out a dividend of $0.2625 per share during the three months ended June 30, 2007.
Note 11(b). Dividend Declarations
The Company did not declare a dividend during the three months ended June 30, 2007.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2007	Highland Distressed Opportunities, Inc.
Note 12. Impact of New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of June 30, 2007, the Company evaluated the implications of FIN 48 and determined that there is no material impact on the financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but is not expected to result in any changes to the fair value measurements of the investments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company is evaluating the implications of SFAS No. 157, and its impact in the financial statements has not yet been determined.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the financial statements has not yet been determined.
Note 13. Subsequent Event
On August 3, 2007, the Company’s Board declared a third quarter dividend of $0.2625 per share payable on September 28, 2007 to common shareholders of record on September 18, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Highland Distressed Opportunities, Inc. (the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
•	our future operating results;

•	our business prospects;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the ability of Highland Capital Management, L.P. (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments.
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
We have elected to be treated as a business development company under the Investment Company Act of 1940. Additionally, we will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On February 26, 2007, the Company closed its initial public offering (“IPO” or the “Offering”) and sold 17,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. We commenced material operations on February 27, 2007 as we received $243,525,000 in total net proceeds from the IPO. On March 23, 2007 the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the February 23, 2007 equity offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
Portfolio and Investment Activity
On June 30, 2007, we completed our first full quarter of operations after our initial public offering (“IPO”), with 45.84% of our portfolio invested in senior loans, 35.43% in corporate notes and bonds, 0.82% in trade claims, and 17.91% in equity interests as of that date.
Bank debt typically accrues interest at variable rates determined on a basis of a benchmark LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At June 30, 2007, the weighted average yield of our investments was approximately 8.55%.
During the quarter ended June 30, 2007, we purchased a portion of the pre-petition first lien bank of ComCorp Broadcasting, Inc. (“ComCorp”), a privately-held regional broadcasting company based in Lafayette, LA. ComCorp operates 23 TV stations in 10 markets in Texas, Louisiana, and Indiana. ComCorp filed for bankruptcy in June 2006 after it was unable to meet its ongoing debt obligations.
In June, we participated in the refinancing of the Lake at Las Vegas Joint Venture, LLC (“LLV”). LLV is a 3,592-acre resort and destination community and is one of the largest master-planned communities in the Las Vegas area. Due to a slowing housing market in Las Vegas, LLV fell into technical default on their previous term loan. To assist in providing liquidity to LLV and time for the housing market to improve, the refinancing facility consisted of a $475 million Term Loan and a $65 million Synthetic Revolver.
Results of Operations
We initially funded on January 18, 2007, and therefore, have no comparable period from the prior year with which to compare the results of operations for the three month period ended June 30, 2007 and the period ended June 30, 2007.
Operating Income
We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the quarter ended June 30, 2007 was approximately $9.58 million, with approximately $156,000 of income attributable to invested cash and cash equivalents and approximately $9.4 million attributable to investments in equity interests, bank debt/senior secured debt, and corporate notes/subordinated debt. This compares to investment income for the period January 18, 2007 (commencement of operations) through March 31, 2007 of $1.65 million, with approximately $555,000 of income attributable to invested cash and cash equivalents and approximately $1.1 million attributable to investments in bank debt/senior secured and corporate notes/subordinated debt. For the period ended June 30, 2007 investment income was approximately $11.2 million.
Operating Expenses
Operating expenses for the quarter ended June 30, 2007 were approximately $3.7 million. This amount consisted of advisory fees of approximately $1.8 million, incentive fees of approximately $1.3 million and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $550,000. In comparison, operating expenses for the period January 18, 2007 (commencement of operations) through March 31, 2007 were approximately $774,000. For the period ended June 30, 2007 operating expenses were $4.5 million.
Per an agreement with the Investment Adviser, advisory fees of approximately $1.5 million were waived during the quarter ended June 30, 2007, compared to approximately $453,000 for the period January 18, 2007 (commencement of operations) through March 31, 2007. Additionally, for the quarter and period ended June 30, 2007, the Investment Advisor voluntarily waived Incentive Fees of approximately $867,000.
Net Investment Income
The Company’s net investment income for the quarter ended June 30, 2007 was approximately $6.17 million compared to net investment income of approximately $1.29 million for the period January 18, 2007 (commencement of operations) through March 31, 2007. For the period ended June 30, 2007, net investment income was approximately $7.46 million.
Net Unrealized Depreciation on Investments
For the quarter ended June 30, 2007, the Company’s investments had net unrealized depreciation of approximately ($5.9) million, compared to unrealized depreciation of approximately ($1.0) million as of March 31, 2007. The decrease was primarily attributable to unrealized depreciation on corporate notes/subordinated debt of approximately ($5.7) million. For the period ended June 30, 2007, net unrealized depreciation was approximately ($6.9) million.
Net Realized Gains
For the quarter ended June 30, 2007, we had net realized gains on investments of approximately $172,000, compared to approximately $72,000 for the period January 18, 2007 (commencement of operations) through March 31, 2007. For the period ended June 30, 2007, net realized gains on investments were approximately $244,000.
Net Increase in Shareholders’ Equity (Net Assets) from Operations
For the quarter ended June 30, 2007, we had a net increase in shareholders’ equity (net assets) resulting from operations of approximately $443,000, compared to a net increase of approximately $356,000, for the period January 18, 2007 (commencement of operations) through March 31, 2007. For the period ended June 30, 2007, we had a net increase in shareholders’ equity (net assets) resulting from operations of approximately $799,000.
Financial Condition, Liquidity and Capital Resources
During the period ended June 30, 2007, we generated cash from the net proceeds of our IPO as well as cash flows from operations. All of the net proceeds from our IPO and cash flows from operations were used to acquire the portfolio, to make investments, to make cash distributions to holders of our common stock, and to pay fees and our operating expenses. We also generated additional cash from borrowings under the credit facility entered into in April 2007. These borrowings were made in order to provide additional liquidity and to meet our investment objective and strategies. During the quarter ended June 30, 2007 we received full repayment on senior loans totaling approximately $23.4 million.
Dividends
We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our shareholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.
On March 9, 2007, the Company announced that its Board declared a second quarter divided of $0.2625 per share ($4,624,629) which was paid on June 29, 2007 to common shareholders of record on June 19, 2007. The Company has established an “opt out” dividend reinvestment plan for its common shareholders. As a result, if the Company declares a cash dividend in future periods, a shareholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the second quarter dividend, holders of 3,246,132 shares participated in the dividend reinvestment plan. As a result, of the $4,624,629 total amount distributed, $852,110 was used by the dividend reinvestment plan agent to issue new shares, including fractions, on behalf of the Plan participants.
Portfolio Credit Quality
We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of June 30, 2007, all of our investments in portfolio companies were performing satisfactorily.
Recently Issued Accounting Pronouncements
See Note 12: Impact of New Accounting Standards in the accompanying notes to financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.
Approximately 82% of our portfolio is invested in debt securities. This exposes the Company to a great degree of default risk with respect to the companies in our portfolio. Although defaults are at all time historic lows, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the period ended June 30, 2007.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2007, our registration statement on Form N-2 (SEC File No. 333-137435), for the initial public offering (“IPO” or the “Offering”) of 17,000,000 shares of our common stock became effective. All 17,000,000 shares were sold upon completion of the Offering at an aggregate offering price of $255,000,000, reflecting an initial offering price of $15.00 per share. Citigroup, Merrill Lynch & Co. and Wachovia Securities acted as Joint Book-Running Managers. A.G. Edwards, Banc of America Securities LLC, Deutsche Bank Securities, Oppenheimer & Co. and Stifel Nicolaus acted as underwriters for the IPO.
On January 18, 2007, we issued and sold 333,333.33 shares of its common stock for an aggregate purchase price of $5,000,000 to the Investment Adviser. These shares were issued prior to and not a part of the 17,000,000 shares offered in the IPO.
In connection with the IPO, we registered and offered the underwriters an option to purchase an additional 2,550,000 shares of common stock at the $15.00 per share offering price. On March 20, 2007, the underwriters gave notice of partial exercise of this option and purchased 284,300 shares on March 23, 2007.
Underwriting discounts and commissions for the shares sold in the Offering totaled $11,475,000. In connection with the IPO, we incurred expenses of approximately $1.5 million. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions, we received net proceeds of $243,525,000 from the Offering, before expenses.
The primary purposes of the IPO was to obtain capital with which to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments. As of June 30, 2007, we had investments of approximately $468 million in bank debt, bonds, and equity as disclosed within our Statement of Assets and Liabilities included in this report under Item 1 of Part 1.
We did not repurchase any shares of our common stock during the period covered by this report.
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
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: August 10, 2007	/s/ James D. Dondero

James D. Dondero
President (Principal Executive Officer)

/s/ M. Jason Blackburn

M. Jason Blackburn
Secretary and Treasurer (Principal Financial Officer)