Form 10-Q
period 2007-09-30
Highland Distressed Opportunities, Inc.
filed 2007-11-09
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐  NO ☑
On November 9, 2007, there were 17,716,771 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

*	Commencement of operations

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (a) - 85.0%
AEROSPACE - AEROSPACE/DEFENSE - 2.0%
	IAP Worldwide Services, Inc.
4,962,121	First Lien Term Loan, 11.69%, 12/30/12	4,329,451

BROADCASTING - 14.4%
	Comcorp Broadcasting, Inc.
359,984	CCB PIK Revolver, 07/11/08 (b) (c)	389,057
1,622,173	CCB PIK Term Loan, 07/11/08 (b) (c)	1,753,184
2,890,811	CCB Revolver, 07/11/08 (b) (c)	3,124,282
13,891,588	CCB Term Loan, 07/11/08 (b) (c)	15,013,514
651,274	WK PIK Term Loan, 07/11/08 (b) (c)	703,873
5,584,170	WK Term Loan, 07/11/08 (b) (c)	6,035,165
	Riverdeep Interactive Learning USA, Inc.
1,651,799	Bridge Facility, 12/21/14 (d)	1,643,540
	Tribune Co.
2,992,500	Initial Tranche B Advance, 8.36%, 05/19/14	2,735,893

		31,398,508

CABLE - US CABLE - 2.7%
	CellNet Group, Inc.
1,000,000	Second Lien, 9.62%, 10/22/11	975,000
	WideOpenWest Finance, LLC
5,000,000	Second Lien Term Loan, 11.61%, 06/27/15	4,812,500

		5,787,500

DIVERSIFIED MEDIA - 0.9%
	Penton Media, Inc.
2,000,000	Second Lien Term Loan, 10.36%, 02/01/14	1,892,500

ENERGY - EXPLORATION & PRODUCTION - 2.2%
	TARH E&P Holdings, L.P.
5,000,000	First Lien Term Loan, 9.88%, 06/29/12	4,900,000

ENERGY - OTHER ENERGY - 3.3%
	Resolute Aneth, LLC
7,500,000	Second Lien Term Loan, 06/26/13 (d)	7,275,000

FINANCIAL - 7.2%
	Emerson Reinsurance Ltd.
1,500,000	Tranche C Term Loan, 10.95%, 12/15/11	1,470,000
	Flatiron Re Ltd.
647,978	Closing Date Term Loan, 9.61%, 12/29/10	642,321
313,864	Delayed Draw Term Loan, 9.59%, 12/29/10	311,124
	Kepler Holdings Ltd.
5,000,000	Term Loan, 10.85%, 06/30/09	4,900,000
	Panther Re Holdings Ltd.
500,000	Term B Loan , 9.86%, 12/01/10	490,000
	Penhall International Corp.
7,938,145	Senior Unsecured PIK Toggle Term Loan, 12.82%, 04/01/12	7,957,990

		15,771,435

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited)(continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

FOREST PRODUCTS - PACKAGING - 3.3%
	Berry Plastics Group, Inc
7,000,000	Holdco PIK Term Loan, 11.61%, 06/01/14	6,300,000
	Tegrant Corp.
1,000,000	Second Lien Term Loan, 10.85%, 03/07/15	950,000

		7,250,000

GAMING/LEISURE - OTHER LEISURE - 16.7%
	Fontainebleau Florida Hotel, LLC
10,000,000	Tranche C Term Loan, 11.78%, 06/06/12	9,575,000
	Lake at Las Vegas Joint Venture, LLC
3,611,111	Synthetic Revolver, 15.42%, 06/20/12	3,186,805
26,843,622	Term Loan, 15.30%, 06/20/12	23,729,543

		36,491,348

HEALTHCARE - ACUTE CARE - 0.4%
	LifeCare Holdings, Inc.
992,405	Term Loan, 8.20%, 08/11/12	922,937

HEALTHCARE - ALTERNATE SITE SERVICES - 0.8%
	FHC Health Systems, Inc.
1,199,281	Delayed Draw Term Loan, 14.07%, 12/18/09	1,211,274
593,051	Initial Term Loan, 12.07%, 12/18/09	598,981

		1,810,255

HEALTHCARE - MEDICAL PRODUCTS - 4.4%
	Reliant Pharmaceuticals, Inc.
833,023	Delayed Draw Term Loan, 8.61%, 03/31/12	795,537
3,146,977	Initial Term Loan, 8.61%, 03/31/12	3,115,507
	Rotech Healthcare, Inc.
6,232,459	PIK Term Loan, 11.32%, 09/26/11	5,671,538

		9,582,582

HOUSING - BUILDING MATERIALS - 0.4%
	Professional Paint, Inc.
1,000,000	Second Lien Term Loan, 11.63%, 05/31/13	945,000

HOUSING - REAL ESTATE DEVELOPMENT - 8.7%
	Metroflag BP, LLC / Metroflag Cable, LLC
5,000,000	Second Lien Term Loan, 14.54%, 07/06/08	5,012,500
	MPH Mezzanine II, LLC
10,000,000	Mezzanine 2B, 8.56%, 02/09/08	9,975,000
	MPH Mezzanine III, LLC
4,000,000	Mezzanine 3, 9.56%, 02/09/08	3,990,000

		18,977,500

INFORMATION TECHNOLOGY - 0.6%
	GXS Worldwide, Inc.
918,333	First Lien Term Loan, 10.35%, 07/29/11	913,742
	Metrologic Instruments, Inc.
500,000	Second Lien Term Loan, 11.45%, 12/21/13	483,750

		1,397,492

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited)(continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Senior Loans (continued)

MANUFACTURING - 0.9%
	Latham Manufacturing Corp.
1,936,290	New Term Loan, 8.52%, 06/30/12	1,844,317

RETAIL - 3.4%
	Movie Gallery, Inc.
2,867,898	First Lien Term Loan, 03/08/12 (d)	2,628,887
120,096	Synthetic Letter of Credit, 03/08/12 (d)	110,940
	Totes Isotoner Corp.
4,877,228	Second Lien Term Loan, 11.35%, 01/31/14	4,779,683

		7,519,510

SERVICE - ENVIRONMENTAL SERVICES - 4.5%
	LVI Services, Inc.
10,112,069	Tranche B Term Loan, 10.36%, 11/16/11	9,821,347

SERVICE - OTHER SERVICES - 0.9%
	NES Rentals Holdings, Inc.
2,000,000	Permanent Term Loan, 12.13%, 07/20/13	1,960,000

TRANSPORTATION - AUTO - 3.8%
	BST Safety Textiles Acquisition GMBH
665,500	Second Lien Facility, 10.65%, 06/30/09	592,295
	Motor Coach Industries International, Inc.
7,609,657	Second Lien, 13.82%, 12/01/08	7,609,657

		8,201,952

UTILITIES - 3.5%
	Entegra Power Group, LLC
8,030,062	PIK Third Lien Term Loan, 11.36%, 10/19/15	7,735,680

	Total Senior Loans (cost $194,029,146)	185,814,314

Corporate Notes and Bonds - 58.1%

BROADCASTING - 6.5%
	Univision Communications, Inc.
12,500,000	9.75%, 03/15/15 PIK (e)	12,250,000
	Young Broadcasting, Inc.
2,000,000	10.00%, 03/01/11	1,855,000

		14,105,000

CONSUMER NON-DURABLES - 6.8%
	Ames True Temper, Inc.
2,000,000	10.00%, 07/15/12	1,550,000
	Solo Cup Co.
7,000,000	8.50%, 02/15/14	6,230,000
	Spectrum Brands, Inc.
8,000,000	11.00%, 10/02/13 (f)	7,160,000

		14,940,000

DIVERSIFIED MEDIA - 3.7%
	Baker & Taylor, Inc.
8,300,000	11.50%, 07/01/13 (e)	8,185,875

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Corporate Notes and Bonds (continued)

ENERGY - EXPLORATION & PRODUCTION - 3.4%
	Delta Petroleum Corp.
3,000,000	7.00%, 04/01/15	2,565,000
	Energy XXI Gulf Coast
5,000,000	10.00%, 06/15/13 (e)	4,750,000

		7,315,000

FOOD/TOBACCO - FOOD/TOBACCO PRODUCERS - 2.8%
	Pinnacle Foods Group, Inc.
6,500,000	10.63%, 04/01/17 (e)	6,126,250

GAMING/LEISURE - OTHER LEISURE - 2.8%
	Six Flags, Inc.
2,500,000	4.50%, 05/15/15	2,125,000

GAMING/LEISURE - OTHER LEISURE (continued)
	Tropicana Entertainment Resorts Holdings, L.P.
5,000,000	9.63%, 12/15/14 (e)	3,900,000

		6,025,000

HEALTHCARE - ACUTE CARE - 5.0%
	Argatroban Royalty Sub, LLC
5,000,000	18.50%, 09/21/14	5,000,000
	HCA, Inc.
5,000,000	6.30%, 10/01/12	4,506,250
	Tenet Healthcare Corp.
1,500,000	9.88%, 07/01/14	1,380,000

		10,886,250

HEALTHCARE - MEDICAL PRODUCTS - 3.3%
	Angiotech Pharmaceuticals, Inc.
5,000,000	7.75%, 04/01/14	4,600,000
	Encysive Pharmaceuticals, Inc.
4,000,000	2.50%, 03/15/12	2,690,000

		7,290,000

HOUSING - BUILDING MATERIALS - 0.4%
	Masonite Corp.
1,000,000	11.00%, 04/06/15	850,000

HOUSING - REAL ESTATE DEVELOPMENT - 3.7%
	Realogy Corp.
5,000,000	10.50%, 04/15/14 (e)	4,275,000
5,000,000	12.38%, 04/15/15 (e)	3,787,500

		8,062,500

INFORMATION TECHNOLOGY - 4.3%
	Freescale Semiconductor, Inc.
3,000,000	9.13%, 12/15/14 PIK (e)	2,790,000
7,000,000	10.13%, 12/15/16	6,545,000

		9,335,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Principal ($)		Value ($)
Corporate Notes and Bonds (continued)

MANUFACTURING - 1.1%
	NTK Holdings, Inc.
4,000,000	03/01/14 (g)	2,480,000

METALS/MINERALS - 2.3%
	PNA Group, Inc.
5,000,000	10.75%, 09/01/16	5,125,000

RETAIL - 4.9%
	Dollar General Corp.
8,000,000	10.63%, 07/15/15 (e)	7,560,000
	Rite Aid Corp.
1,250,000	9.38%, 12/15/15 (e)	1,168,750
2,000,000	9.50%, 06/15/17 (e)	1,880,000

		10,608,750

TELECOMMUNICATIONS - 2.4%
	Intelsat Bermuda, Ltd.
5,000,000	11.41%, 06/15/13 (h)	5,250,000

TRANSPORTATION - AUTO - 4.7%
	Keystone Automotive Operations, Inc.
2,500,000	9.75%, 11/01/13	2,050,000
	Motor Coach Industries International, Inc.
11,000,000	11.25%, 05/01/09	8,277,500

		10,327,500

	Total Corporate Notes and Bonds (cost $136,272,569)	126,912,125

Claims - 2.0%

AEROSPACE - AIRLINES - 1.2%
	Northwest Airlines, Inc.
3,000,000	ALPA Trade Claim, 08/21/13	255,000
2,500,000	Bell Atlantic Trade Claim, 08/21/13	212,500
2,500,000	EDC Trade Claims, 08/21/13	212,500
5,326,500	Flight Attendant Claim, 08/21/13	452,753
1,500,000	GE Trade Claim, 08/21/13	140,625
4,728,134	IAM Trade Claim, 08/21/13	401,892
3,433,116	Lambert Leasing Trade Claim, 08/21/13 (d)	291,815
5,000,000	Pinnacle Trade Claim, 08/21/13	425,000
3,512,250	Retiree Claim, 08/21/13	298,541

		2,690,626

CABLE - US CABLE - 0.8%
	Adelphia Communications
10,000,000	06/15/11 (b)	1,750,000

	Total Claims (cost $11,867,898)	4,440,626
See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

Shares		Value ($)
Common Stocks - 22.8%

AEROSPACE - AIRLINES - 5.7%
700,624	Northwest Airlines, Inc. (i)	12,471,107

CABLE - US CABLE - 0.7%
47,350	Time Warner Cable, Inc. (i)	1,553,084

DIVERSIFIED MEDIA - 2.3%
35,000	Gannett Co., Inc.	1,529,500
62,427	R.H. Donnelley Corp. (i)	3,497,161

		5,026,661

ENERGY - EXPLORATION & PRODUCTION - 2.2%
140,256	Williams Cos, Inc.	4,777,119

FINANCIAL - 0.0%
7,731	Jer Investors Trust, Inc.	96,251

FOREST PRODUCTS - PAPER - 1.3%
52,500	Temple-Inland, Inc.	2,763,075

GAMING/LEISURE - OTHER LEISURE - 0.7%
26,923	Starwood Hotels & Resorts Worldwide, Inc. (i)	1,635,572

HEALTHCARE - MEDICAL PRODUCTS - 4.8%
79,000	Nighthawk Radiology Holdings, Inc. (i)	1,936,290
80,800	Omnicare, Inc.	2,676,904
221,600	PDL BioPharma, Inc. (i)	4,788,776

HEALTHCARE - MEDICAL PRODUCTS (continued)
316,900	TLC Vision Corp. (i)	1,004,573

		10,406,543

METALS/MINERALS - OTHER METALS/MINERALS - 2.2%
122,906	Alcoa, Inc.	4,808,083

UTILITIES - 2.9%
136,750	Entegra Power Group, LLC (i)	6,341,781

	Total Common Stocks (cost $54,969,365)	49,879,276

Preferred Stock - 1.0%

TRANSPORTATION - AUTO - 1.0%
79,615	General Motors Corp., Convertible Pfd., 1.50%	2,249,920

	Total Preferred Stock (cost $1,990,375)	2,249,920

Total Investments - 168.9%		369,296,261

(cost of $399,129,353) (j)
Other Assets & Liabilities, Net - (68.9)%		(150,701,208)

Net Assets - 100.0%		218,595,053

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2007 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. (Unless otherwise identified, all senior loans carry a variable rate interest.) These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Inter-Bank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at September 30, 2007. Senior loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	The issuer is in default of certain debt covenants. Income is not being accrued.

(c)	Securities with a total aggregate market value of $27,019,075 or 12.36% of net assets were valued under fair value as determined in good faith under the direction of the Company’s Board of Directors.

(d)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(e)	Securities exempt from registration pursuant to Rule 144A under the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At September 30, 2007, these securities amounted to $56,673,375 or 25.92% of net assets. These securities have been determined by the Company’s investment adviser to be liquid securities.

(f)	Step Coupon. A bond that pays an initial coupon rate for the first period and then a higher coupon rate for the following periods until maturity. Coupon rate will be 11.00% until 04/02/08, and 12.00% for the next six month period.

(g)	Step Coupon. A bond that pays an initial coupon rate for the first period and then a higher coupon rate for the following periods until maturity. Step Coupon. Coupon rate will be 0.00% until 09/01/09, and 10.75% thereafter.

(h)	Floating rate note. The interest rate shown reflects the rate in effect at September 30, 2007.

(i)	Non-income producing security.

(j)	Cost for U.S. federal income tax purposes is $399,129,353.

Gross unrealized appreciation	$3,713,833
Gross unrealized depreciation	(33,546,925)
Net unrealized depreciation	$(29,833,092)

PIK Payment-in-Kind
See accompanying Notes to Financial Statements.

STATEMENT OF ASSETS AND LIABILITIES

As of September 30, 2007 (unaudited)	Highland Distressed Opportunities, Inc.

($)
Assets:
Investments, at value (cost $399,129,353)	369,296,261
Cash	11,775,661
Foreign currency (cost $14)	15
Receivable for:
Receivable for investments sold	45,153,853
Dividend and interest receivable	6,643,588
Other assets	278,297

Total assets	433,147,675

Liabilities:
Notes payable (Note 4)	165,000,000
Payables for:
Investments purchased	46,630,844
Investment advisory fee payable (Note 3)	1,462,439
Administration fee payable (Note 3)	385,988
Interest expense payable (Note 4)	868,643
Accrued offering cost	50,240
Accrued expenses and other liabilities	154,468

Total liabilities	214,552,622

Shareholders’ equity (net assets)	218,595,053

Composition of shareholders’ equity (net assets)
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717
Paid-in capital	253,163,644
Undistributed net investment income	2,463,157
Accumulated net realized gain/(loss) on investments	(7,254,735)
Net unrealized appreciation/(depreciation) on investments and unfunded transactions	(29,794,730)

Shareholders’ equity (net assets)	218,595,053

NET ASSET VALUE PER SHARE (NET ASSETS/COMMON STOCK OUTSTANDING)	12.34

See accompanying Notes to Financial Statements

STATEMENT OF OPERATIONS
Highland Distressed Opportunities, Inc.

	For the Quarter Ended	For the Period Ended
	September 30, 2007	September 30, 2007(a)
	(unaudited)	(unaudited)
	($)	($)
Investment Income:
Interest income	9,345,514	19,796,684
Dividends (net of foreign taxes withheld)	175,720	954,901

Total investment income	9,521,216	20,751,585

Expenses:
Investment advisory fee (Note 3)	2,207,594	4,493,525
Incentive fees (Note 3)	—	1,326,507
Administration fee (Note 3)	386,356	786,367
Accounting service fee	37,934	89,063
Transfer agent fee	8,192	19,233
Professional fees	133,266	234,356
Trustees’ fees	10,334	24,263
Custody fee	15,450	38,673
Registration fees	8,072	8,072
Reports to shareholders	10,982	49,371
Delaware franchise tax expense	27,357	48,455
Organization expense (Note 3)	—	170,383
Rating agency fees	24,506	32,497
Other expense	46,785	80,954

Total operating expenses	2,916,828	7,401,719
Interest expense (Notes 4)	3,083,273	5,216,061

Total expenses	6,000,101	12,617,780

Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(744,834)	(3,594,496)

Net expenses	5,255,267	9,023,284

Net investment income	4,265,949	11,728,301

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(7,645,111)	(7,401,030)
Net realized gain/(loss) on total return swaps	137,821	172,955
Net realized gain/(loss) on foreign currency transactions	18,914	(26,660)
Net change in unrealized appreciation/(depreciation) on investments	(22,906,625)	(29,833,092)
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	8,611	38,362

Net realized and unrealized gain/(loss) on investments	(30,386,390)	(37,049,465)

Net decrease in shareholders’ equity (net assets) resulting from operations	(26,120,441)	(25,321,164)

(a)	Highland Distressed Opportunities, Inc. commenced investment operations on January 18, 2007.
See accompanying Notes to Financial Statements

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (NET ASSETS)

For the Period Ended September 30, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Shareholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income (Loss)	(Loss)	(Depreciation)	(Net Assets)

Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,285	247,965,312	—	—	—	247,982,597
Dividends reinvested	99,138	99	1,328,558				1,328,657
Capital contribution, 02/20/07 (b)	—	—	87,596	—	—	—	87,596
Dividends declared	—	—	—	(9,265,144)	—	—	(9,265,144)
Offering cost	—	—	(1,217,489)	—	—	—	(1,217,489)

Net increase/(decrease) in shareholders’ equity (net assets) resulting from operations	—	—	—	11,728,301	(7,254,735)	(29,794,730)	(25,321,164)

Balance at September 30, 2007	17,716,771	$17,717	$253,163,644	$2,463,157	$(7,254,735)	$(29,794,730)	$218,595,053

(a)	Highland Distressed Opportunities, Inc. (the “Company”) commenced investment operations on January 18, 2007.

(b)	On February 20, 2007, the Company’s investment adviser contributed an additional $87,596 in capital to the Company prior to the Offering. No additional shares were issued in conjunction with this transaction.
See accompanying Notes to Financial Statements

STATEMENT OF CASH FLOWS

For the Period Ended September 30, 2007(a) (unaudited)	Highland Distressed Opportunities, Inc.

($)
Cash Flow Used in Operating Activities
Net decrease in net assets resulting from operations	(25,321,164)
Adjustments to reconcile net decrease in net assets resulting from operations:
Net realized gain/(loss) on investments, total return swaps and foreign currency transactions	7,254,735
Net change in unrealized gain/(loss) on investments and total return swaps	29,794,730
Purchase of investment securities	(1,078,148,157)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	672,568,075
Increase in dividends, interest and fees receivable	(6,643,588)
Increase in receivable for investments sold	(45,153,853)
Increase in other assets	(278,297)
Net amortization/(accretion) of premium/(discount)	(804,006)
Increase in payable for investments purchased	46,630,844
Increase in payables to related parties	1,848,427
Increase in mark to market on unrealized gain/(loss) on foreign currency	38,362
Increase in other liabilities	154,468

Net cash and foreign currency flow used in operating activities	(398,059,424)

Cash Flows Provided by Financing Activities
Net proceeds from issuance of common stock	251,852,704
Increase in notes payable (b)	165,000,000
Increase in interest payable	868,643
Increase in accrued offering cost	50,240
Distributions paid in cash	(7,936,487)

Net cash flow provided by financing activities	409,835,100

Net increase in cash and foreign currency	11,775,676

Cash and Foreign Currency
Beginning of the period	—
End of the period	11,775,676

Supplemental Information:
Interest paid during the period	4,347,418

(a)	Highland Distressed Opportunities, Inc. commenced investment operations on January 18, 2007.

(b)	During the period, $4 million was borrowed from an affiliate and repaid. See Note 9 for details.
See accompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

September 30, 2007	Highland Distressed Opportunities, Inc.
Note 1. Organization
Highland Distressed Opportunities, Inc. (the “Company”), is a non-diversified closed-end company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was incorporated under the laws of Delaware on August 22, 2006. In addition, for tax purposes, the Company will elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.
The Company commenced operations on January 18, 2007. On February 27, 2007, the Company closed its initial public offering (“IPO” or the “Offering”) and sold 17,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. The Company received $243,525,000 in total net proceeds from the Offering, before expenses.
On March 23, 2007, the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the Offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
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
The following are significant accounting policies consistently followed by the Company in preparation of its financial statements:
(a) Investments in financial instruments
Investment transactions are recorded on the trade date.
The Company will use the following valuation methods to determine either current market value for investments for which market quotations are available, or if not available, then fair value, as determined in good faith pursuant to policies and procedures approved by the Company’s Board of Directors (the “Board”):
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
Market Quotations Not Available
The Company will take the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Board:
1.	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

2.	Preliminary valuation conclusions will then be documented and discussed with Highland’s senior management.

3.	The valuation committee, comprised of Highland investment professionals, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review some or all of these preliminary valuations at least annually.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
4.	Finally, the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, pursuant to policies and procedures approved by the Board, based on the input of the valuation committee and an independent valuation firm.
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
(d) Interest income
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind, (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the company has not yet collected cash. For the three months ended September 30, 2007, approximately $302,851 of PIK interest income was recorded.
(e) Taxation — general
The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes. However, depending on the level of taxable income earned in a year, the Company may choose to carry forward taxable income in excess of distributions and pay the 4% excise tax on the difference. Additionally, the Company is subject to franchise taxes in the state of Delaware.
(f) Taxation of dividends and distributions
Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
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
(k) Cash and cash equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2007.
(l) Restricted cash
Restricted cash consists of cash held by the Company’s custodian as collateral with respect to certain transactions. The Company earns interest on the restricted cash, which is recorded on the accrual basis.
(m) Registration expenses
The Company records registration expenses related to shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.
(n) Incentive fee expense recognition
The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis.. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees accrued as of September 30, 2007. (See Note 3 for additional information.)
Note 3. Agreements
The Company has entered into an Investment Advisory and Management Agreement with Highland Capital Management, L.P. (the “Investment Adviser”), under which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a base management fee and an incentive fee from the Company.
The base management fee is equal to 2.00% per annum of the Company’s managed assets. Managed assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is payable quarterly in arrears; however, the Investment Adviser contractually agreed to waive or reimburse the Company for all base management fees during the first three months of the Company’s operations and half of all the base management fees during the next three months of the Company’s operations. This contractual waiver expired on August 31, 2007. For the quarter and period ended September 30, 2007, the Investment Adviser waived management fees of approximately $744,834 and $2,727,952, respectively.
The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), and accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7.00% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s commencement of operations until December 31, 2007, the Investment Adviser voluntarily has agreed to waive or reimburse the “Catch-Up” Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the quarter and period ended September 30, 2007, the Investment Adviser voluntarily waived Incentive Fees of approximately $0 and $866,544, respectively.
These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second part of the Incentive Fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year. For the quarter and period ended September 30, 2007, no capital gains incentive fees were earned by the Investment Adviser.
Pursuant to a separate administration agreement, the Investment Adviser will furnish the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s managed assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PFPC, Inc. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the quarter and period ended September 30, 2007, the Investment Adviser earned administration fees of approximately $386,356 and $786,367, respectively.
The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “ Measuring Period”), the sum of (a) the Company’s aggregate distributions to its shareholders plus (b) the change in the Company’s net assets, equals or exceeds 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of September 30, 2007, the Company was under no obligation to make a payment to the Investment Adviser.
Note 4. Credit Facility
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Credit Agreement” or the “Facility”), with Barton Capital LLC, the lender party thereto and Société Générale, as agent.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
The Credit Agreement is a 364-day revolving credit facility with a stated maturity date of April 25, 2012 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Pricing is set at 0.325% over LIBOR. Additionally, there is a commitment fee of 0.17% on the unused portion of the Credit Agreement. Borrowings under the Credit Agreement are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Company continues to be in compliance with all of the limitations and requirements of the Facility.
At September 30, 2007, the Company had borrowings outstanding under the Facility of $165 million. The interest rate charged on this loan as of September 30, 2007 was approximately 5.77%. The average daily loan balance was approximately $198,647,541 at a weighted average interest rate of approximately 5.46%. Interest expense incurred during the three months ended September 30, 2007 was approximately $3,042,200.
Note 5. Net Asset Value Per Share
At September 30, 2007, the Company’s total net assets and net asset value per share were $218,595,053 and $12.34, respectively.
Note 6. Unfunded Loan Commitments
As of September 30, 2007, the Company’s portfolio had no unfunded loan commitments. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).
Note 7. Portfolio Information
For the period ended September 30, 2007, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $1,078,148,157 and $672,568,075, respectively.
Note 8. Certain Transactions
On January 19, 2007, the Company entered into a warehouse arrangement in the form of a total return swap with the Bank of Nova Scotia, (“Scotia”). As of February 15, 2007, the notional value of the portfolio was approximately $124 million. The Company had the option, exercisable by the Company not later than March 15, 2007, to acquire the underlying assets in the total return swap at their value at the time of exercise. Upon entering into the warehouse arrangement the Company posted $9 million in collateral in a segregated account at the Company’s custodian. Prior to the termination of the warehouse arrangement, Scotia recorded the positive total return, if any, on such assets net of the warehouse arrangement’s financing cost in a collection account. To the extent there was a negative total return and the collection account had a negative balance, collateral was transferred from the collateral account to the collection account. The Company had no obligation to post additional collateral. If at any time the value of the collateral and collection account, as a percentage of the book value of the bank loans and other assets, was less than 5.00%, or 3.50% under certain circumstances, and the Company did not choose to post additional collateral by the next business day, Scotia would have the right to terminate the warehouse arrangement, dispose of all of the assets and charge the Company for any cumulative negative total return up to the remaining amount of the posted collateral. On February 26, 2007, the Company exercised the option to acquire the underlying assets. Purchases from the entire underlying portfolio were settled on June 21, 2007. The net realized gain on the warehouse arrangement was $172,956, and is recorded on the Statement of Operations as net realized gain/(loss) on total return swaps. As of September 30, 2007, the Company did not have any investments in total return swaps.
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
Highland Financial Solutions, LLC (“HFS”), a wholly-owned subsidiary of the Company, was formed as a limited liability company under the laws of the State of Delaware on May 24, 2007. HFS was established to provide loan origination, syndication, placement and agency services on behalf of the Company, registered investment companies managed by the Investment Adviser and third parties.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the period ended September 30, 2007:

	Period ended
	September 30,
	2007(a)
	(unaudited)
Net asset value, beginning of period	$14.33	(b)

Net investment income	0.67
Net realized and unrealized loss on investments	(2.32)

Total from investment operations	(1.65)
Common Stock Offering Cost	(0.07)
Capital Contribution	0.26	(c)
Dividends Paid	(0.53)

Net asset value, end of period	$12.34

Market price per share, beginning of period	$15.00
Market price per share, end of period	$12.85
Total investment return (d)
Based on net asset value per share	(10.42)	%(e)
Based on market price per share	(10.88)	%(e)

Net assets, end of period (f)	$218,595
Ratios to Average Net Assets/Supplemental Data (g):
Total operating expenses	5.15%
Interest expense	3.63%
Waiver/reimbursement	2.50%
Net expense (h)	6.28%
Net investment income	8.16%
Portfolio turnover rate	166	%(e)

(a)	The Company commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

(c)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Company prior to the Offering. No additional shares were issued in the transaction. The contribution per share is based on the pre-offering share amount of 333,333.33

(d)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of dividends.

(e)	Not annualized.

(f)	Dollars in thousands.

(g)	Ratios to average net assets are calculated using the net assets for the period starting from the Offering on February 27, 2007 through September 30, 2007.

(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.
Note 11. Income Tax Information and Distributions to Shareholders
On August 3, 2007, the Company’s Board declared a third quarter divided of $0.2625 per share, which was paid on September 28, 2007 to common shareholders of record on September 18, 2007.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2007	Highland Distressed Opportunities, Inc.
to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of September 30, 2007, the Company evaluated the implications of FIN 48 and determined that there is no material impact on the financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but is not expected to result in any changes to the fair value measurements of the investments. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company is evaluating the implications of FAS 157, and its impact in the financial statements has not yet been determined.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. FAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in FAS 157. FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of FAS 159, and its impact in the financial statements has not yet been determined.
Note 13. Subsequent Event
On November 6, 2007, the Company’s Board declared a fourth quarter dividend of $0.2625 per share, payable on December 31, 2007 to common shareholders of record on December 21, 2007.

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
our future operating results;
our business prospects;
the impact of investments that we expect to make;
our contractual arrangements and relationships with third parties;
the dependence of our future success on the general economy and its impact on the industries in which we invest;
our expected financings and investments;
the adequacy of our cash resources and working capital;
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
We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Additionally, we will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On February 26, 2007, the Company closed its initial public offering (“IPO” or the “Offering”) and sold 17,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. We commenced material operations on February 27, 2007 as we received $243,525,000 in total net proceeds from the IPO. On March 23, 2007 the Company issued 284,300 shares of common stock to cover the underwriters’ partial exercise of the over-allotment option on the Offering and received approximately $4,072,698 in net proceeds after deducting underwriting discounts and commissions.
Portfolio and Investment Activity
On September 30, 2007, we completed our second full quarter of operations after our IPO, with approximately 50.3% of our portfolio invested in senior loans (bank debt), 34.4% in corporate notes and bonds, 1.2% in claims, and 14.1% in equity interests as of that date.
Bank debt typically accrues interest at variable rates determined on a basis of a benchmark LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At September 30, 2007, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.5%. At September 30, 2007, the weighted average yield of our investments in senior loans and corporate notes and bonds, was approximately 10.2%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.
As of September 30, 2007, approximately 41.7% of our portfolio consisted of investments in 10 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to September 30, 2007.
Comcorp Broadcasting, Inc.
Comcorp Broadcasting, Inc. (“ComCorp”) is a privately-held regional broadcasting company based in Lafayette, LA. ComCorp operates 23 TV stations in 10 markets in Texas, Louisiana, and Indiana. ComCorp filed for bankruptcy in June 2006 after it was unable to meet its ongoing debt obligations. Our investment is related to a June 2004 credit facility led by General Electric Capital Corporation to refinance certain indebtedness. Subsequent to the end of the quarter, ComCorp, and its direct and indirect subsidiaries, exited bankruptcy with an effective date of October 4, 2007 under Plans filed with the United States Bankruptcy Court in the Western District of Louisiana (Case No. 06-50410). Copies of the Plans and the Confirmation Orders may be downloaded, without cost, at www.kccllc.net/cca, or be requested free of charge by calling Kurtzman Carson Consultants LLC at 1-866-381-9100.
Entegra Power Group, LLC
Entegra Power Group, LLC (“Entegra”) was formed June 1, 2005. Entegra is owned by a consortium of major banks and private equity funds and is governed by an independent Board of Directors. Entegra owns and operates two of the largest independent power plants in the United States. Both plants, similar in size and design, are natural gas fired combined cycle facilities, each capable of producing approximately 2,200 MW of power and have been in commercial operation since 2003. The Gila River Power Station is located just south of Phoenix, Arizona and the Union Power Station is located in southern Arkansas. Our investment is related to the financing of the power plants. More information can be found at www.entegrapower.com.
Fontainebleau Florida Hotel, LLC
Fontainebleau Resorts, Inc. (“Fontainebleau”) is led by Chairman Jeffrey Soffer, who also serves as Chief Executive Officer of Turnberry, Ltd., a creator of luxury condominium and condominium-hotel developments, and President and Chief Financial Officer Glenn Schaeffer, a former Chief Executive Officer of Mandalay Resort Group. Fontainebleau Miami Beach is a resort located in Miami Beach, Florida. Fontainbleau plans to renovate and expand this property into a 22-acre destination resort. Our investment is related to the renovation of the original resort buildings. More information can be found at www.bleaumiamibeach.com.
Freescale Semiconductor, Inc.
On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds. Freescale is one of the world’s largest semiconductor companies, with leadership in the design and manufacture of embedded processors. More information can be found at www.freescale.com.
Lake at Las Vegas Joint Venture, LLC
Lake at Las Vegas Joint Venture, LLC is a 3,592-acre resort and destination community and is one of the larger master-planned communities in Las Vegas, NV. The development is located approximately 17 miles from the Las Vegas strip. Our investment is related to a portion of land associated with the Lake Las Vegas development. More information can be found at www.lakelasvegas.com.
LVI Services, Inc.
LVI Services, Inc. (“LVI”) is a remediation and facility services firm serving commercial, industrial, retail, government, healthcare and education end markets. From a nationwide branch network, LVI provides asbestos abatement, soft and structural demolition, mold remediation, emergency response, fireproofing, decontamination and decommissioning, lead-based paint abatement and infection control. More information can be found at www.lviservices.com.
Motor Coach Industries International, Inc.
Motor Coach Industries International, Inc. designs, manufactures, assembles and markets intercity coaches, transit buses and their replacement parts. Their coaches are used for intercity regularly scheduled passenger service, tour and charter operations and suburban commuting. More information can be found at www.mcicoach.com.

MPH Mezzanine II, LLC / MPH Mezzanine III, LLC
In February, 2007, Equity Office Properties (“EOP”), and one or more affiliates, merged with affiliates of Blackstone Real Estate Partners (“Blackstone”). Macklowe Properties (“Macklowe”) purchased all but one of EOP’s Manhattan, NY holdings, through an agreement with Blackstone. Our investment is related to financing the purchase of a portion of these Manhattan properties. More information can be found at www.macklowe.com.
Northwest Airlines, Inc.
Northwest Airlines, Inc. (“Northwest”), with hubs in Detroit, Minneapolis/St. Paul, Memphis, Tokyo, and Amsterdam, operated approximately 1,400 daily departures, as of October, 2007. According to Northwest, it and its travel partners serve more than 1,000 cities in excess of 160 countries on six continents. Northwest emerged from Chapter 11 protection on May 31, 2007, and began trading on the NYSE under tickers symbol “NWA”. More information can be found at www.NWA.com or Chapter 11 filing Case No 05-17930, Southern District of New York.
Univision Communications, Inc.
Univision Communications, Inc., together with the subsidiaries through which its businesses are conducted (“UCI”), is the leading Spanish-Language media company in the United States and has continuing operations in three business segments: television, radio and Internet. UCI’s television operations include the Univision and TeleFutura networks; UCI’s owned and operated television stations and Galavision, UCI’s cable television network. Univision Radio, Inc. operates UCI’s radio business, which includes its owned and operated radio stations and radio network. Univision Online, Inc. operates UCI’s Internet portal, Univision.com. Our investment is related to financing the acquisition of UCI by a private equity consortium. More information can be found at www.univision.com.
Results of Operations
We initially funded on January 18, 2007, and therefore, have no comparable period from the prior year with which to compare the results of operations for the quarter ended September 30, 2007 and the period ended September 30, 2007.
Operating Income
We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the quarter ended September 30, 2007 was approximately $9.5 million, with approximately $0.1 million of income attributable to invested cash and cash equivalents and approximately $9.4 million attributable to investments in equity interests, bank debt/senior secured debt, and corporate notes/subordinated debt. This compares to investment income for the quarter ended June 30, 2007 of approximately $9.6 million, with approximately $0.2 million of income attributable to invested cash and cash equivalents and approximately $9.4 million attributable to investments in equity interests, bank debt/senior secured debt, and corporate notes/subordinated debt. For the period ended September 30, 2007, investment income was approximately $20.8 million.
Operating Expenses
Operating expenses for the quarter ended September 30, 2007 were approximately $2.9 million. This amount consisted of advisory fees of approximately $2.2 million and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.7 million. In comparison, operating expenses for the quarter ended June 30, 2007 were approximately $3.7 million. For the period ended September 30, 2007, operating expenses were $7.4 million.
Per an agreement with the Investment Adviser, advisory fees of approximately $0.7 million were waived during the quarter ended September 30, 2007, compared to approximately $1.5 million for the quarter ended June 30, 2007. For the period ended September 30, 2007, the Investment Adviser waived advisory fees of approximately $2.7 million. Additionally, for the period ended September 30, 2007, the Investment Advisor voluntarily waived Incentive Fees of approximately $0.9 million.
Net Investment Income
The Company’s net investment income for the quarter ended September 30, 2007 was approximately $4.3 million, compared to net investment income of approximately $6.2 million for the quarter ended June 30, 2007. For the period ended September 30, 2007, net investment income was approximately $11.7 million.
Net Unrealized Depreciation on Investments
For the quarter ended September 30, 2007, the Company’s investments had net unrealized depreciation of approximately ($22.9) million, compared to net unrealized depreciation of approximately ($5.9) million for the quarter ended June 30, 2007. The decrease was attributable to net unrealized depreciation on senior loans, corporate notes/subordinated debt, and claims and equity interests of approximately ($8.6) million, ($3.3) million, and ($11.0) million, respectively. For the period ended September 30, 2007, net unrealized depreciation on the Company’s investments was approximately ($29.8) million.

Net Realized Losses
For the quarter ended September 30, 2007, we had net realized losses on investments of approximately ($7.6) million, compared to net realized gains of approximately $0.2 million for the quarter ended June 30, 2007. For the period ended September 30, 2007, net realized losses on investments were approximately ($7.4) million.
Net Decrease in Shareholders’ Equity (Net Assets) from Operations
For the quarter ended September 30, 2007, we had a net decrease in shareholders’ equity (net assets) resulting from operations of approximately ($26.1) million, compared to a net increase of approximately $0.4 million for the quarter ended June 30, 2007. For the period ended September 30, 2007, we had a net decrease in shareholders’ equity (net assets) resulting from operations of approximately ($25.3) million.
Financial Condition, Liquidity and Capital Resources
During the period ended September 30, 2007, we generated cash from the net proceeds of our IPO as well as cash flows from operations. All of the net proceeds from our IPO and cash flows from operations were used to acquire the portfolio, to make investments, to make cash distributions to holders of our common stock, and to pay fees and our operating expenses. We also generated additional cash from borrowings under the credit facility entered into in April 2007. These borrowings were made in order to provide additional liquidity and to seek to meet our investment objective and strategies.
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
On August 3, 2007, the Company’s Board declared a third quarter dividend of $0.2625 per share ($4,640,515), which was paid on September 28, 2007 to common shareholders of record on September 18, 2007. The Company has established an “opt out” dividend reinvestment plan for its common shareholders. As a result, if the Company declares a cash dividend in future periods, a shareholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the third quarter dividend, holders of 1,815,420 shares participated in the dividend reinvestment plan. As a result, of the $4,640,515 total amount distributed, $476,548 was used by the dividend reinvestment plan agent to issue new shares, including fractions, on behalf of the Plan participants. On March 9, 2007, the Company’s Board declared a second quarter dividend of $0.2625 per share, which was paid on June 29, 2007 to common shareholders of record on June 19, 2007.
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
As of September 30, 2007, approximately 85.9% of our portfolio was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults are at all time historic lows, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the period ended September 30, 2007.
As of September 30, 2007, approximately 51.7% and 32.9% of our portfolio was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value.

When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments.
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
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports
(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Custodian Services Agreement between Company and PFPC, Inc. (1)

10.3	Form of Administration Services Agreement between Company and PFPC, Inc.(2)

10.4	Form of Transfer Agency Services Agreement between Company and PFPC, Inc.(1)

10.5	Form of Accounting Services Agreement.(1)

10.6	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc. (2)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co. (2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC. (2)

10.9	Form of Agreement Regarding Payment of Sales Load.(2)

10.10	Form of Fee Waiver Agreement.(2)

10.11	Confirmation Agreement between the Company and the Bank Nova Scotia.(2)

24.1	Power of Attorney.(1)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(3)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)
          Dated: November 9, 2007
/s/ James D. Dondero
James D. Dondero
President (Principal Executive Officer)
/s/ M. Jason Blackburn
M. Jason Blackburn
Secretary and Treasurer (Principal Financial Officer)