Form 10-K
period 2007-12-31
Highland Distressed Opportunities, Inc.
filed 2008-03-20
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number: 001-33032

Highland Distressed Opportunities, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Jurisdiction of Incorporation or Organization)	680309666 (IRS Employer Identification No.)

NexBank Tower
13455 Noel Road, Suite 800
Dallas, Texas 75240
(Address of Principal Executive Offices)

(877) 247-1888
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange

(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2007, based on the closing price on that date of $14.25 on The New York Stock Exchange, was $240,113,336. As of February 29, 2008 there were 17,716,771 shares of the Registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

Highland Distressed Opportunities, Inc.

PART I

Item 1.	Business

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Highland Distressed Opportunities, Inc. (the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Highland Distressed Opportunities, Inc. is a recently-organized, non-diversified closed-end company incorporated under the laws of Delaware to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies. We have filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Additionally, we intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

Our investment objective is total return generated by both capital appreciation and current income. We seek to achieve this objective by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments. Generally, distressed companies are those that (i) are facing financial or other difficulties and (ii) are or have been operating under the provisions of the U.S. Bankruptcy Code or other similar laws or, in the near future, may become subject to such provisions or otherwise be involved in a restructuring of their capital structure. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We use the term “unlisted” to refer to companies not listed on a national securities exchange (for example, companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC would not be “listed” on a national securities exchange, although they may be considered “public” companies).

On February 26, 2007, the Company closed its initial public offering (“IPO” or the “Offering”) and sold 17,000,000 shares of its common stock (the “Shares”) at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. We commenced material operations on February 27, 2007 when we received $243,525,000 in total net proceeds from the IPO.

Our Investment Adviser

Our operations are conducted by our external manager, Highland Capital Management, L.P. (the “Investment Adviser”), pursuant to an investment advisory agreement between us, under which the Investment Adviser, subject to the overall supervision of the Company’s Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company.

Highland Capital Management, L.P., founded in 1993, is an investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) that specializes in credit and alternative investment strategies. The Investment Adviser, together with its affiliate Highland Capital Management Europe, Ltd., had over $39.5 billion in assets under management, as of December 31, 2007.

The Investment Adviser employs a fundamental, bottom-up investment approach that is enhanced by its industry-focused structure. This approach enables its professionals to focus on individual issues. This approach is further improved by a fund-specific, top-down analysis performed at the senior portfolio management level. In finding opportunities, the Investment Adviser utilizes its investment staff of over 130 investment professionals who actively monitor over 1,100 companies. Our investment process is driven by a team-management approach, utilizing industry specialization across 36 industries.

Our Administrator

In addition to furnishing us with office facilities, equipment, clerical, bookkeeping and recordkeeping services, our Investment Adviser performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to our stockholders and reports filed with the SEC. Our Investment Adviser assists in determining, and arranging for the publishing of, our net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to us by others.

Our Executive Offices

Our principal executive office is located at NexBank Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240, and our telephone number is (877) 247-1888.

Operating and Regulatory Structure

Business Development Company.  As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment.

Regulated Investment Company.  We intend to elect to be treated and to qualify annually as a regulated investment company under Subchapter M of the Code. Accordingly, we must, among other things, meet the following requirements regarding the source of our income and the diversification of our assets:

(i) We must derive in each taxable year at least 90% of our gross income from the following sources: (a) dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, and gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gains from options, futures and forward contracts) derived with respect to our business of investing in such stock, securities or foreign currencies; and (b) interests in “qualified publicly-traded partnerships” (as defined in the Code).

(ii) We must diversify our holdings so that, at the end of each quarter of each taxable year: (a) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other regulated investment companies and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities and the securities of other regulated investment companies) of: (I) any one issuer, (II) any two or more issuers that we control (by owning 20% or more of their voting power) and that are determined to be engaged in the same business or similar or related trades or businesses or (III) any one or more “qualified publicly-traded partnerships” (as defined in the Code).

As a regulated investment company, we generally will not be subject to U.S. federal income tax on income and gains that we distribute to our stockholders, provided that we distribute each taxable year at least the sum of: (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income, other than any net long-term capital gain, reduced by deductible expenses) and (ii) 90% of our net tax-exempt interest (the excess of our gross tax-exempt interest over certain disallowed deductions). The Company intends to distribute substantially all of such income each year. The Company will be subject to income tax at regular corporation rates on any taxable income or gains that it does not distribute to its stockholders.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a regulated investment company, including the diversification requirements. If we dispose of assets in order to meet the distribution requirements or to avoid the excise tax, discussed below, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

The Code imposes a 4% nondeductible excise tax on the Company to the extent the Company does not distribute by the end of any calendar year at least the sum of: (i) 98% of its ordinary income (not taking into account any capital gain or loss) for the calendar year and (ii) 98% of its capital gain in excess of its capital loss (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use the Company’s fiscal year). In addition, the minimum amounts that must be distributed in any year to avoid the excise tax will be increased or decreased to reflect any under-distribution or over-distribution, as the case may be, from the previous year. While the Company intends to distribute any income and capital gain in the manner necessary to minimize imposition of the 4% excise tax, there can be no assurance that sufficient amounts of the Company’s taxable income and capital gain will be distributed to avoid entirely the imposition of the excise tax. In that event, the Company will be liable for the excise tax only on the amount by which it does not meet the foregoing distribution requirement.

A distribution will be treated as paid during the calendar year if it is paid during the calendar year or declared by us in October, November or December of the year, payable to stockholders of record on a date during such a month and paid by us during January of the following year. Any such distributions paid during January of the following year will be deemed to be received on December 31 of the year the distributions are declared, rather than when the distributions are received. For purposes of determining (i) whether the distribution requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made.

If, for any taxable year, we do not qualify as a regulated investment company, all of our taxable income (including our net capital gain) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and such distributions will be taxable to the stockholders as ordinary dividends to the extent of our current or accumulated earnings and profits. Provided that stockholders satisfy certain holding period and other requirements with respect to their Shares, such distributions generally would be eligible (i) to be treated as qualified dividend income in the case of stockholders taxed as individuals and (ii) for the dividends-received deduction in the case of stockholders taxed as corporations. Further, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a regulated investment company. If we fail to qualify as a regulated investment company in any year, we must pay out our earnings and profits accumulated in that year in order to qualify again as a regulated investment company. If we fail to qualify as a regulated investment company for a period greater than two taxable years, we may be required to recognize and pay tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) or, alternatively, to elect to be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a regulated investment company in a subsequent year.

Investments

The following is a representative list of the industries in which the Company is invested:

•	Aerospace and Defense	•	Financial	•	Manufacturing
•	Airlines	•	Food/Tobacco	•	Metals/Minerals
•	Broadcasting	•	Forest Products	•	Retail
•	Cable	•	Gaming/Leisure	•	Service
•	Consumer Non-Durables	•	Healthcare	•	Telecommunications
•	Diversified Media	•	Housing	•	Transportation
•	Energy	•	Information Technology	•	Utilities

Market Opportunity

Growing Supply of Distressed Investment Opportunities.  The Investment Adviser believes that current market conditions present abundant opportunities to invest in distressed markets and expects that the breadth of opportunities will continue to expand due to the recent growth in new issuance and refinancing of leveraged loans as well as the historically high levels of leverage employed in these transactions.

The Investment Adviser believes the current market environment may allow the Company to increase both the overall investment yield on its investments and the opportunity for capital appreciation. As a consequence of increased market volatility that began in July 2007, credit markets are experiencing significant re-balancing dynamics, leading to lower prices and higher interest rate spreads. As tracked by Standard & Poor’s Leveraged Commentary and Data website (“S&P LCD”), the average bid price of senior loans (also called bank loans, leveraged loans, or floating rate loans), which as of December 31, 2007 represent approximately 48.4% of the Company’s portfolio, has decreased significantly since June 30, 2007 from approximately 99.8% of par to 94.4% of par as of December 31, 2007. Similarly, the average price of high-yield bonds has dropped significantly from an average price of approximately 100.8% of par as of June 30, 2007 to approximately 94.1% of par as of December 31, 2007 (Source: S&P LCD). As of December 31, 2007, corporate notes and bonds (also called high-yield bonds) represented approximately 34.8% of the Company’s portfolio. These price movements are a result of the sharp increases in the cost of capital. As a result, the average interest rate spreads of leveraged and high-yield bonds have experienced sharp increases during this period. As of December 31, 2007, discounted spreads on loans had increased to approximately 453 basis points (“bps”) over the London Interbank Offered Rate (“LIBOR”) and option-adjusted spreads on high-yield bonds had increased to 588 bps (Source: S&P LCD). The Investment Adviser believes that this supply-demand imbalance and broad sentiment shift has created irrational value dislocations, which the Company will seek to identify and capture as markets begin to normalize. Similar to the leveraged loan market, the high-yield market has experienced growth with issuance growing from approximately $93.6 billion in 2005 to approximately $140.1 billion in 2007 (Source: S&P LCD).

The Investment Adviser believes that the most important driver of corporate defaults has traditionally been new issue supply of leveraged loans and high-yield bonds. The record growth over the past two years and subsequent liquidity crisis and credit market downturn has hindered new issuance of leveraged loans and high-yield bonds. This coupled with the high leverage prevalent in many companies today may create an environment where businesses are unable to service their debt. Therefore, it is expected that the distressed debt market will be robust for years to come.

As all-time low default rates were reached in 2007, expectations are that defaults will increase in 2008 and 2009. The Investment Adviser believes that the default rate will increase and could reach historic levels in terms of dollar volumes. The leveraged loan market in 2007 was approximately three times larger than it was in 1998. Market prices as of December 31, 2007 appeared to be pricing in a default rate of approximately 8.3%, however the historic default rate over the last four years was approximately 2.2% and the default rate as of December 31, 2007 was approximately 0.7% (Source: S&P LCD). Given that a default rate of 8.3% seems more pessimistic than even the most bearish market strategists, the Investment Adviser remains bullish on the loan market. Historically, default rates have been negatively correlated with the total return of credit assets. While default rates should be considered, it will ultimately be the default and recovery experience of the individual investments in the Company’s portfolio that affect the total return. To that end, the Investment Adviser is comfortable with the state of the Company’s portfolio and the Investment Adviser’s ability to manage the individual investments even in the face of increasing default rates.

Middle-Market and Unlisted Opportunities.  The Investment Adviser believes that the nature of middle-market and unlisted loan borrowers, as compared to larger or listed, high-yield borrowers, typically results in a more consistent supply of distressed securities from this group over the course of a business cycle. Middle-market and unlisted loan borrowers are typically just as susceptible to macro-economic factors, such as interest rates and economic outlook, as larger or listed, high-yield borrowers. However, as compared to larger or listed high-yield borrowers, factors causing new issuance activity and financial distress in middle-market and unlisted loan borrowers are caused by more company-specific issues that occur throughout the credit cycle. As a result, the Investment Adviser believes that while the supply of distressed middle-market and unlisted loans should remain more consistent over time.

Inefficient Distressed Markets.  The Investment Adviser believes the distressed markets are relatively inefficient due to a number of factors, including:

•	Non-Economic Selling. Many investors are unwilling or unable to purchase or hold distressed debt, leading to forced selling and artificially low pricing. Additionally, regulatory or capital restrictions at many institutions prevent the holding, leveraging or actively managing of defaulted securities and often force the divestment of such positions.

•	Complexity of Analysis. The analysis of distressed investment opportunities is significantly more complex and challenging than that of traditional par investments. Investors often overestimate the long-term impact of a given company’s distress on fundamental value or become intimidated by the complexities of the restructuring process, leading to significant selling pressure and resulting in inefficient pricing.

•	Lack of Middle-Market and Unlisted Demand. Middle-market and unlisted investment opportunities are often overlooked by distressed debt analysts because of lower trading volume and the lack of third party research coverage of such securities. As a result, middle-market and unlisted investments are generally characterized by less competition than larger, more-liquid, listed opportunities and typically offer more attractive valuations.

•	Barriers to Entry. Successful distressed investing requires a specialized skill set that includes: (i) the capacity to accurately value a company’s assets and analyze its capital structure; (ii) a sophisticated knowledge of the complex legal environment in which such investing occurs, particularly bankruptcy, securities, corporate and indenture law; (iii) the experience necessary to determine accurately the financial interests and legal rights of the debtor and each of its creditor constituencies; and (iv) refined negotiating skills.

Lower Risk, Higher Relative-Reward Strategy.  The Company invests a significant portion of its assets in senior secured loans. Investing in the distressed debt of companies at the senior-secured level of the capital structure offers benefits that include: (i) meaningful asset protection; (ii) priorities upon a liquidation, sale or recapitalization; and (iii) a lead position in the restructuring process. The Investment Adviser emphasizes risk avoidance and capital preservation in order to minimize losses.

Competitive Advantages

We believe that we possess the following competitive advantages over many other capital providers to middle-market and unlisted companies.

Investment Expertise.  The Investment Adviser’s more than 130 investment professionals actively monitor over 1,100 companies. The continuous monitoring of the market in general and specific existing positions by these investment professionals often leads to a meaningful advantage in the timeliness and quality of information that the Investment Adviser can obtain on prospective investments in the earlier stages of impairment. This information and positioning advantage allows the Investment Adviser to evaluate management and performance over a protracted time horizon and assess historical trading data. Additionally, the Investment Adviser’s presence in both the primary and secondary leveraged loan markets has allowed the Investment Adviser to build strong relationships with regional, national and global financial institutions. This network of broker/dealer relationships is much broader than the typical networks possessed by most other distressed funds and has proved to be a great advantage when identifying investments and new financing opportunities, especially middle-market loans held by smaller regional institutions and unlisted company loans.

Operating Expertise.  Successful distressed investing is a complex, resource-intensive process demanding significant experience, specialized skills and an extensive infrastructure. Over the past 15 years, the Investment Adviser has assembled a leading platform to execute its distressed leveraged loan strategy. Built upon the expertise of James D. Dondero, the Investment Adviser’s co-founder, and Patrick H. Daugherty, Head of Distressed and Special Situations Investing, the Investment Adviser adheres to a rigorous investment process based on fundamental financial and operational research and emphasizes a control-oriented approach toward enhancing value. Messrs. Dondero and Daugherty have worked together for approximately a decade and collectively bring more than 35 years of fixed income experience to the Company. In addition to Messrs. Dondero and Daugherty, the Company benefits from the expertise of more than 128 other investment professionals. As a result of the Investment Adviser’s extensive operating experience, the Investment Adviser and its partners have developed a strong reputation in the capital markets. We believe that this experience affords us a competitive advantage in identifying and investing in middle-market and unlisted companies with the potential to generate returns.

Versatile Transaction Structuring.  We expect to be flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of the Investment Adviser have extensive experience in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. This approach and experience should enable the Investment Adviser to identify attractive investment opportunities throughout the economic cycle and across a company’s capital structure so that we can make investments consistent with our stated objective.

Longer investment horizon with attractive publicly-traded model.  Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that these funds, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after the expiration of a pre-agreed time period. These provisions often force private equity and venture capital funds to seek returns on their investments more quickly than they otherwise might through mergers, public equity offerings or other liquidity events, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to generate returns on invested capital and enable us to be a better long-term partner for our portfolio companies. This is especially important for distressed investing, which requires a longer hold period than par investing.

Investment Policies and Portfolio Composition

Our investment objective is total return generated by both capital appreciation and current income. We intend to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We use the term “unlisted” to refer to companies not listed on a national securities exchange (for example, companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC would not be “listed” on a national securities exchange, although they may be considered “public” companies). Generally, distressed companies are those that (i) are facing financial or other difficulties and (ii) are or have been operating under the provisions of the U.S. Bankruptcy Code or other similar laws or, in the near future, may become subject to such provisions or otherwise be involved in a restructuring of their capital structure. Distressed debt obligations may be performing or non-performing and typically trade at a discount to par, or at prices substantially lower than lower grade securities of companies in similar industries.

There is no limit on the maturity or duration of any security in our portfolio, but it is anticipated that our senior secured loans and our mezzanine loans typically will have maturities of three to seven years and five to ten years, respectively. A significant portion of the debt that we invest in will likely be rated by a rating agency as below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by either S&P or Fitch). The Investment Adviser estimates that for those investments that are not rated, they will be of comparable, below investment grade quality. In addition, we may invest without limit in debt of any rating, including debt that has not been rated by any nationally recognized statistical rating organization.

While our primary focus is to generate capital appreciation and current income through investments in senior secured debt, mezzanine debt, unsecured debt and equity investments, we may invest up to 30% of the portfolio in opportunistic investments that the research platform of the Investment Adviser identifies during the investment process in order to seek to enhance returns to stockholders. Such investments may, for example, include investments in the senior secured debt, mezzanine debt, unsecured debt, equity investments, other debt obligations, options, structured products and other derivatives of middle-market or unlisted companies operating in the financial sector or foreign and/or larger, listed companies. We expect that these companies generally will have debt securities that are non-investment grade.

The Company invests in high-yield debt securities (also commonly referred to as “junk” securities), the generic name for debt securities rated between Ba/BB and C/D by Moody’s or S&P. High-yield debt securities are frequently issued by corporations in the growth stage of their development, but also may be issued by established companies. These bonds are regarded by the rating organizations, on balance, as predominantly speculative with respect to capacity to pay interest and repay principal in accordance with the terms of the obligation. Such securities also are generally considered to be subject to greater risk than securities with higher ratings with regard to a deterioration of general economic conditions. Securities that are rated Ba by Moody’s or BB by S&P have speculative characteristics with respect to the capacity to pay interest and repay principal. Securities that are rated B by Moody’s or S&P reflect the rating organizations’ view that such securities generally lack characteristics of a desirable investment and assurance of interest and principal payments over any long period of time may be small. Securities that are rated Caa by Moody’s or CCC by S&P or below are of poor standing. Those issues may be in default (such as those rated D by S&P) or present elements of danger with respect to principal or interest. The Company is not limited in its holdings of such securities and from time to time may invest in such securities, or securities held by the Company may become subject to payment default subsequent to purchase. High-yield securities held by the Company may include securities received as a result of a corporate reorganization or issued as part of a corporate takeover. Securities issued to finance corporate restructurings may have special credit risks because of the highly-leveraged conditions of the issuers, and such securities usually are subordinate to securities subsequently issued by the issuer. In addition, such issuers may lose experienced management as a result of the restructurings. Finally, the market price of such securities may be more volatile to the extent that expected benefits from restructuring do not materialize.

Portfolio Company Characteristics

The Investment Adviser has identified several criteria that it believes are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, each prospective portfolio company may fail to meet one or more of these criteria. Generally, the Investment Adviser seeks to utilize its access to information generated by the investment professionals of the Investment Adviser and its affiliates to identify investment candidates and to structure investments quickly and effectively.

Liquidation Value of Assets.  The prospective liquidation value of the assets, if any, collateralizing loans in which the Company invests is an important factor in the Investment Adviser’s credit analysis. The Investment Adviser emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Strong Competitive Position in Industry.  The Investment Adviser seeks to invest in companies that have developed good market positions within their respective markets and are well positioned to capitalize on growth opportunities. The Investment Adviser seeks companies that demonstrate significant competitive advantages, which should help to protect their market position and profitability, as compared to their competitors.

Exit Strategy.  The Investment Adviser seeks to invest in companies that it believes will provide a steady stream of cash flow to repay loans and/or build equity value. With respect to their loans and debt securities, the Investment Adviser expects that such internally-generated cash flow, leading to the payment of interest on, and the repayment of the principal of, the debt is a key means by which we exit these investments over time. In addition, the Investment Adviser also seeks to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. With respect to our equity investments, the Investment Adviser looks to repurchases by the portfolio company, public offerings and acquisitions.

Experienced Management.  The Investment Adviser generally requires that our portfolio companies have an experienced management team. The Investment Adviser also generally requires the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, which may include management’s having significant equity interests in the portfolio company.

Value Orientation/Positive Cash Flow.  The Investment Adviser’s investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. The Investment Adviser focuses on companies in which the Company can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

The Investment Process

The Investment Adviser manages our portfolio through both a team of investment professionals and portfolio managers. Our portfolio managers are senior members from the Investment Adviser. The portfolio managers are supported by and have access to the investment professionals, analytical capabilities and support personnel of the Investment Adviser. All actions in respect of the supervision and management of our business and affairs, the investment and reinvestment of our assets, the purchasing and selling of securities and other assets for us and the voting or exercising of consents or other rights appertaining thereto are taken by the portfolio managers, subject to the general supervision of the Board. Generally, the portfolio managers are responsible for setting and implementing investment policies and are required to approve and authorize all transactions.

The investment professionals from the Investment Adviser identify and evaluate investment opportunities. The portfolio managers review prospective investments identified by the Investment Adviser’s investment team and give final approval to all investment decisions. The portfolio managers generally determine whether to conduct due diligence on a prospective portfolio company, review the due diligence reports in order to determine whether to seek to negotiate an investment in the prospective portfolio company and establish parameters for negotiation. Once an investment in a portfolio company has been made, the portfolio managers provide supervisory direction for the

Investment Adviser in implementing our ongoing relationship with the portfolio company. The portfolio managers develop and maintain policies, procedures and protocols with respect to their positions, the frequency, manner and location of their meetings, the conduct of their business and such other matters as they may from time to time determine. The Investment Adviser keeps the Board well informed as to the identity and title of each portfolio manager and provides to the Board such other information with respect to such persons and their functions and the investment team as the Board may from time to time request.

The Investment Adviser utilizes the same value-oriented philosophy used by the investment professionals of the Investment Adviser in managing their private investment funds and commits its resources to managing downside exposure.

Deal Sourcing.  The Investment Adviser believes that it has a large presence and influence within the U.S. leveraged loan markets, stemming from its more than $39.5 billion in assets under management, as well as its more than 130 investment professionals that actively monitor over 1,100 companies, with specialization across 36 industry sectors. The Investment Adviser’s investment strategy is oriented toward generating proprietary investment ideas internally as well as actively pursuing opportunities identified through third parties.

Early-Mover Advantage.  Continuous monitoring of a large universe of issuers should enable us to identify potential investments at the earliest stages of their impairment. This timely identification of opportunities often will give us an early-mover advantage from a due diligence standpoint as well as in tactically sourcing our distressed investments. This is a competitive advantage that most other distressed investment firms do not have, as they typically do not play an active role in the broader leveraged loan market and therefore tend to engage their resources only once a company has reached a critical point of deterioration or in reaction to a catalytic event (e.g., a missed coupon payment). This early-mover advantage is especially important within the middle market and among unlisted companies, where companies typically provide detailed operating statistics to only their existing senior lenders.

First-Look Investment Opportunities.  The Investment Adviser’s position within the primary and secondary leveraged loan market and its reputation as a distressed investor also provide major Wall Street banks, regional financial institutions, and large asset-based lenders incentive to give the Investment Adviser first-look investment opportunities on divestments of troubled credit portfolios or other unique distressed opportunities. These firms have an incentive to work with the Investment Adviser due to demand for investors capable of: (i) evaluating risk quickly, efficiently and accurately; (ii) sourcing a significant amount of capital; and (iii) executing large trades expeditiously.

Network of Relationships.  Additionally, the Investment Adviser has established a network of relationships with financial sponsors, corporate managers, legal professionals, accountants and investment bankers that also actively bring opportunities to its attention. These constituents, in their efforts to build relationships and to facilitate their solicitation of business from distressed situations, can point the Investment Adviser’s professionals toward developing opportunities. Most of the investments sourced through these means represent first-look, non-auction opportunities.

Due Diligence.  The Investment Adviser may conduct due diligence on prospective portfolio companies in a manner consistent with the approach utilized by the Investment Adviser in the past.

Key Procedures.  Due diligence typically includes the following key procedures:

•	review of historical and prospective financial information;

•	review of public information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of financing documents and other material contracts;

•	background checks; and

•	research relating to the company’s management, industry, markets, products, services and competitors.

Timing Considerations.  Once a financial analysis has been completed and the Investment Adviser has a good understanding of the likely enterprise value of a target company under various performance assumptions and preferred exit strategies, the Investment Adviser estimates the time that it will most likely take to realize the monetization of the investment. Because total returns are a function of both value and time, the various intervening events surrounding a distressed investment, such as intercreditor negotiations, litigation or extensions, can have a meaningful impact on the success of an investment.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance or exercising strategic or managerial influence over such companies. The Investment Adviser will provide managerial assistance on our behalf to those portfolio companies that request this assistance. We and any third-parties engaged by such portfolio companies, such as Barrier Advisors, Inc. (an affiliate of the Investment Adviser), may receive fees for providing these services. However, the Investment Adviser will not receive any compensation from the portfolio companies for providing managerial assistance.

Competition

We believe that there are currently numerous opportunities to provide financing for financially-troubled or distressed companies that are middle-market companies and unlisted companies. At this time, we believe our primary competitors in this market include other BDCs, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Although these competitors regularly provide finance products to financially-troubled or distressed companies that are middle-market companies and unlisted companies, a number of them focus on different aspects of this market. We also face competition from other firms that do not specialize in financially-troubled or distressed companies that are middle-market companies and unlisted companies, but that are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. We use the industry information of the Investment Adviser’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Highland Capital Management, L.P. and of the senior principals of the Investment Adviser, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

Investment Advisory and Management Agreement

The Company has entered into an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a base management fee and an incentive fee from the Company.

The base management fee is equal to 2.00% per annum of the Company’s Managed Assets. Managed Assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is payable quarterly in arrears; however, the Investment Adviser contractually agreed to waive or reimburse the Company for all base management fees during the first three months of the Company’s operations and half of all the base management fees during the next three months of the Company’s operations. This contractual waiver expired on August 31, 2007. For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser waived management fees of approximately $2.7 million.

The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), and accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7.00% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s commencement of operations until December 31, 2007, the Investment Adviser voluntarily has agreed to waive or reimburse the “Catch-Up” Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser voluntarily waived Incentive Fees of approximately $1.7 million.

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The second part of the Incentive Fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year. For the period January 18, 2007 (commencement of operations) through December 31, 2007, no capital gains incentive fees were earned by the Investment Adviser.

The Investment Advisory and Management Agreement provides that in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations thereunder, the Investment Adviser is not liable to the Company or any of the Company’s stockholders for any act or omission by it or its employees in the supervision or management of its investment activities or for any loss sustained by the Company or the Company’s stockholders, and provides for indemnification by the Company of its members, directors, officers, employees, agents and control persons for liabilities incurred by them in connection with their services to the Company, subject to certain limitations and conditions.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of the Investment Advisory and Management Agreement and the Administration Agreement. James D. Dondero, our President; Mark Okada, our Executive Vice President; R. Joseph Dougherty, our Senior Vice President; M. Jason Blackburn, our Treasurer and Secretary; and Michael Colvin, our Chief Compliance Officer; comprise our senior management. Certain of these individuals are also partners of our Investment Adviser. Our day-to-day investment operations are managed by the Investment Adviser. The Investment Adviser, not the Company, will be responsible for the Company’s allocable portion of overhead, including rent and the allocable portion of the employment costs of the Company’s executive officers and their respective staffs and other employees of the Investment Adviser who devote substantial attention to the administration of the Company, except that the Company will be responsible for all costs relating to maintenance of a toll-free stockholder information telephone line, including the reimbursement of the Company’s allocable share of routine overhead expenses of any third-party service provider furnishing this telephone line. Each of the Company’s portfolio companies will pay all of its own expenses.

Leverage

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings. There is no assurance that our use of leverage will be successful in enhancing the level of our total return. The net asset value of our Shares may be reduced by the issuance costs of any leverage. Depending on market conditions, we may use leverage in an aggregate amount up to 50% of our total assets (including the proceeds from the leverage), the maximum amount allowable under the 1940 Act. The use of leverage involves significant risks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “1934 Act”), our Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy Policy

We recognize and respect your privacy expectations, whether you are a visitor to our website, a potential stockholder, a current stockholder or even a former stockholder.

Collection of Information.  We may collect nonpublic personal information about you from the following sources:

•	Account applications and other forms, which may include your name, address and social security number, written and electronic correspondence and telephone contacts;

•	Website information, including any information captured through our use of “cookies”; and

•	Account history, including information about the transactions and balances in your accounts with us or our affiliates.

Disclosure of Information.  We may share the information we collect (described below) with our affiliates. We may also disclose this information as otherwise permitted by law. We do not sell your personal information to third parties for their independent use.

Confidentiality and Security of Information.  We restrict access to nonpublic personal information about you to our employees and agents who need to know such information to provide products or services to you. We maintain physical, electronic and procedural safeguards that comply with federal standards to guard your nonpublic personal information, although you should be aware that data protection cannot be guaranteed.

Available Information

Our corporate website is http://www.highlandhcd.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website address is included in this document as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report and you should not consider information contained on our website to be part of this annual report.

Item 1A.	Risk Factors

Before you invest in shares of our common stock, you should be aware of various risks, including those described below. You should carefully consider these risks, together with all of the other information included in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in shares of our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a relatively new company with limited operating history.

We commenced material operations on February 27, 2007 and have conducted limited operations to date. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objective and that the value of your investment could decline substantially.

We operate in a highly competitive market for investment opportunities.

Many entities, including public and private funds, commercial and investment banks, commercial financing companies, BDCs and insurance companies will compete with us to make the types of investments that we plan to make in middle-market and unlisted companies. Many of these competitors are substantially larger, have considerably greater financial, technical and marketing resources than we do and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a regulated investment company. Some competitors may make loans with interest rates that are lower than the rates the Company wishes to offer. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective. We have not yet identified any potential investments for our portfolio, although our competitors are likely to have identified and begun to pursue potential investments in which we may be interested.

The Investment Adviser’s key personnel had no experience managing a BDC prior to our IPO and we cannot assure you that their past experience will be sufficient to manage our Company as a BDC.

The 1940 Act imposes numerous complex constraints on the operations of BDCs. In order to maintain our status as a BDC, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally may include securities of certain unlisted U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing one year or less from the time of investment. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. The lack of experience of the Investment Adviser’s senior professionals in managing a portfolio of assets under such regulatory constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Key personnel of the Investment Adviser provide services to other clients, which could reduce the amount of time and effort they devote to us and thus negatively impact our performance.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Investment Adviser to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the investment process and ability of the Investment Adviser, in its capacity as our Investment Adviser and administrator, to provide competent, attentive and efficient services to us. The Company’s portfolio managers have substantial responsibilities to other clients of the Investment Adviser and its affiliates in addition to its activities on behalf of the Company. The portfolio managers and the investment professionals dedicated to our business may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and result of operations.

Key personnel of the Investment Adviser provide advisory services to other investment vehicles that may have common investment objectives with ours and may face conflicts of interest in allocating investments.

The Investment Adviser or its officers and employees serve or may serve as officers, trustees, directors or principals of entities that operate in the same or a related line of business or of investment funds managed by the Investment Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or its stockholders. As a result, the Investment Adviser will face conflicts in the allocation of investment opportunities to the Company and other entities or funds. In order to fulfill its fiduciary duties to each of its clients, the Investment Adviser will endeavor to allocate investment opportunities over time in a fair and equitable manner that may, subject to applicable regulatory constraints, involve pro rata co-investment by the Company and such other clients or may involve a rotation of opportunities among the Company and such other clients.

Our success is dependent upon the members of the Investment Adviser’s senior professionals, and the loss of any of them could severely and detrimentally affect our operations.

The Company’s ability to identify and invest in attractive opportunities is dependent upon the Investment Adviser. If one or more key individuals leaves the Investment Adviser, the Investment Adviser may not be able to hire qualified replacements or may require an extended time to do so. This situation could prevent the Company from achieving its investment objective.

Because we use leverage, you will be exposed to additional risks, including the risk that our use of leverage can magnify the effect of any losses we incur.

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings. At December 31, 2007, we had borrowings outstanding of $142.0 million under a credit facility. Although our use of leverage may create an opportunity for increased returns for our Shares, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operation. If we do incur leverage, a decrease in the value of our investments would have a greater negative impact on the value of our Shares than if we did not use leverage. If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our Shares will be less than if leverage had not been used. There is no assurance that our use of leverage, if any, will be successful. Leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:

•	We would not be permitted to pay distributions on the Shares if dividends on the preferred stock and/or interest on borrowings have not been paid or set aside for payment.

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt or preferred stock or other senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines below that level we will be prohibited from paying distributions on the Shares. If that happens, in order to maintain our tax qualification we may be required to sell a portion of our investments and repay a portion of our leverage at a time when such sales and/or repayments may be disadvantageous.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility or our ability to pay distributions on Shares in certain instances.

•	Any debt that we issue or incur may be secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders at a time when such sales may be disadvantageous.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing our leverage.

•	Any leverage instruments that we issue in the future will have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our Shares.

•	There will likely be greater volatility of net asset value and market price of our Shares than for a comparable company that does not use leverage.

•	When we use leverage, the base management fee payable to our Investment Adviser will be higher than if we did not use leverage.

•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the leverage instruments issued by us.

•	The 1940 Act provides certain rights and protections for preferred stockholders which may adversely affect the interests of our common stockholders, including rights that could delay or prevent a transaction or a change in control to the detriment of the holders of our Shares.

Regulations governing our operation as a BDC affect the investments we may make and our ability to, and the way in which we, raise additional capital.

Our business may benefit from raising capital in addition to the proceeds of our initial public offering. We may acquire additional capital through the use of leverage and issuance of additional Shares. We may use leverage up to the maximum amount permitted by the 1940 Act. We generally will not be able to issue and sell our Shares at a price below net asset value per Share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at prices below the current net asset value of the Shares if our Board determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In any such case, except in connection with rights offerings or with stockholder approval, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any underwriting commission or discount).

We may also make rights offerings to our stockholders at prices per Share less than the net asset value per Share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more Shares or issuing leverage instruments convertible into, or exchangeable for, our Shares, the percentage ownership of our stockholders at that time would decrease and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If certain of our investments are deemed not to be qualifying assets, we could be precluded from investing in the manner described in our prospectus, or deemed to be in violation of the 1940 Act, in which case we may not qualify to be treated as a BDC.

In order to maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. There is a risk that certain investments that we intend to make would not be deemed to be qualifying assets. For example, qualifying assets include securities of a listed or unlisted U.S. issuer that is not an investment company or a financial company (that is, a company that would be an investment company except for one or more of the exclusions from the definition of investment company in Section 3(c) of the 1940 Act) if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the Company’s purchase, were unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements and if the purchase is made in transactions not involving a public offering from the issuer, someone who has been an affiliated person of the issuer within the prior 13 months or from any person in transactions incident thereto. If certain of our investments are deemed to not be qualifying assets under such definition we could be precluded from investing in the manner described in this annual report or deemed to be in violation of the 1940 Act.

Certain of our portfolio investments are recorded at fair value as determined in good faith pursuant to policies and procedures approved by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of the Company’s portfolio investments may be in the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded may not be readily determinable. The Company values these securities at least quarterly at fair value as determined in good faith pursuant to the policies and procedures approved by the Board. However, because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. These factors could make it more difficult for investors to value accurately the Company’s securities and could lead to under-valuation or over-valuation of the Shares.

The lack of liquidity in our investments may adversely affect our business.

We make investments in unlisted companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than listed securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded such investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that the Investment Adviser has material non-public information regarding such portfolio company.

We pay the Investment Adviser a base management fee based on our Managed Assets, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay the Investment Adviser a quarterly base management fee based on the value of our Managed Assets. Accordingly, the Investment Adviser will have an economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. See “Risks Related to Our Business and Structure.” We pay the Investment Adviser incentive compensation based on our net investment income and realized capital gains, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay the Investment Adviser incentive compensation based on our net investment income and realized capital gains, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to make investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Investment Adviser is determined, which is calculated as a percentage of the return on net assets, may encourage the Investment Adviser to use leverage to increase the return on the Company’s investments. If the Investment Adviser acquires poorly-performing assets with such leverage, the loss to holders of the Shares could be substantial. Moreover, if our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness or preferred stock, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. See “Risks Related to Our Business and Structure.” We pay the Investment Adviser a base management fee based on our Managed Assets, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

Risks Related to Our Investments

Investments in middle-market and unlisted companies present certain challenges, including the lack of available information about such companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

Investments in middle-market and unlisted companies involve a number of significant risks, including the following:

•	Such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral.

•	Such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger or listed businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•	Such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

•	Such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•	Such companies may cease to be treated as unlisted companies for purposes of the regulatory restrictions applicable to us, in which case we might not be able to invest additional amounts in them.

Little public information exists about these companies. The greater difficulty in making a fully-informed investment decision raises the risk of misjudging the credit quality of the company and we may lose money on our investments.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may need to incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured its interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of its claim to that of other creditors.

Investments in lower credit quality obligations present certain challenges, including higher risks of default, increased adverse effects caused by economic downturns and lack of liquidity.

Most of the Company’s debt investments are likely to be in lower grade obligations. The lower grade investments in which the Company invests may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Investment Adviser to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal.

Investment in lower grade investments involves substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile, and are less liquid than investment grade securities. For these reasons, your investment in the Company is subject to the following specific risks:

•	increased price sensitivity to a deteriorating economic environment;

•	greater risk of loss due to default or declining credit quality;

•	adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and

•	if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

Adverse changes in economic conditions are more likely to lead to a weakened capacity of a lower grade issuer to make principal payments and interest payments than an investment grade issuer. The principal amount of lower grade securities outstanding has proliferated in the past decade as an increasing number of issuers have used lower grade securities for corporate financing. An economic downturn could severely affect the ability of highly leveraged issuers to service their debt obligations or to repay their obligations upon maturity. Similarly, downturns in profitability in specific industries could adversely affect the ability of lower grade issuers in that industry to meet their obligations. The market values of lower grade debt tend to reflect individual developments of the issuer to a greater extent than do higher quality investments, which react primarily to fluctuations in the general level of interest rates. Factors having an adverse impact on the market value of lower grade debt may have an adverse effect on the Company’s net asset value and the market value of the Shares. In addition, the Company may incur additional expenses to the extent it is required to seek recovery upon a default in payment of principal of or interest on its portfolio holdings. In certain circumstances, the Company may be required to foreclose on an issuer’s assets and take possession of its property or operations. In such circumstances, the Company would incur additional costs in disposing of such assets and potential liabilities from operating any business acquired.

The secondary market for lower grade debt may not be as liquid as the secondary market for more highly rated debt, a factor that may have an adverse effect on the Company’s ability to dispose of a particular instrument. There are fewer dealers in the market for lower grade securities than investment grade obligations. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally much larger than higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, the Company could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating the Company’s net asset value.

Since investors generally perceive that there are greater risks associated with lower-grade debt of the type in which the Company may invest a portion of its assets, the yields and prices of such debt may tend to fluctuate more than those for higher rated instruments. In the lower quality segments of the fixed income markets, changes in perceptions of issuers’ creditworthiness tend to occur more frequently and in a more pronounced manner than do changes in higher quality segments of the income securities market, resulting in greater yield and price volatility.

Our investments in debt securities of distressed or bankrupt companies may subject us to certain risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

At times, distressed debt obligations may not produce income and may require the Company to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover its investment. Therefore, to the extent the Company invests in distressed debt, the Company’s ability to achieve current income for its stockholders may be diminished. The Company also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt the Company invests in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by the Company, there can be no assurance that the securities or other assets received by the Company in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by the Company upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of the Company’s participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, the Company may be restricted from disposing of such securities.

Investments in obligations of distressed or bankrupt issuers present certain challenges inherent in the bankruptcy process or in participation on creditor committees.

The Company is authorized to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. There is no limit on the amount of the Company’s portfolio that can be invested in distressed or bankrupt issuers, and the Company may invest for purposes of control. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are the product of contested matters and adversary proceedings and are beyond the control of the creditors. While creditors are generally given an opportunity to object to significant actions, there can be no assurance that a bankruptcy court in the exercise of its broad powers would not approve actions that would be contrary to the interests of the Company. Second, the effect of a bankruptcy filing on an issuer may adversely and permanently affect the issuer. The issuer may lose its market position and key employees and otherwise become incapable of restoring itself as a viable entity. If for this or any other reason the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. Third, the duration of a bankruptcy proceeding is difficult to predict. A creditor’s return on investment can be adversely affected by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court and until it ultimately becomes effective. Fourth, the administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. For example, if a proceeding involves protracted or difficult litigation, or turns into a liquidation, substantial assets may be devoted to administrative costs. Fifth, bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization. Because the standard for classification is vague, there exists the risk that the Company’s influence with respect to the class of securities or other obligations it owns can be lost by increases in the number and amount of claims in that class or by different classification and treatment. Sixth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. Seventh, especially in the case of investments made prior to the commencement of bankruptcy proceedings, creditors can lose their ranking and priority if they exercise “domination and control” over a debtor and other creditors can demonstrate that they have been harmed by such actions. Eighth, certain claims that have priority by law (for example, claims for taxes) may be substantial. In any investment involving distressed debt obligations, there exists the risk that the transaction involving such debt obligations will be unsuccessful, take considerable time or will result in a distribution of cash or a new security or obligation in exchange for the distressed debt obligations, the value of which may be less than the Company’s purchase price of such debt obligations. Furthermore, if an anticipated transaction does not occur, the Company may be required to sell its investment at a loss. Given the substantial uncertainties concerning transactions involving distressed debt obligations in which the Company invests, there is a potential risk of loss by the Company of its entire investment in any particular investment.

Investments in companies operating in workout modes or under Chapter 11 of the Bankruptcy Code are also, in certain circumstances, subject to certain additional liabilities that may exceed the value of our original investment in a company. For example, under certain circumstances, creditors who have inappropriately exercised control over the management and policies of a debtor may have their claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. The Investment Adviser’s active management style may present a greater risk in this area than would a more passive approach. In addition, under certain circumstances, payments to us and distributions by us or payments on the debt may be reclaimed if any such payment is later determined to have been a fraudulent conveyance or a preferential payment.

The Investment Adviser on our behalf may participate on committees formed by creditors to negotiate with the management of financially-troubled companies that may or may not be in bankruptcy or may negotiate directly with debtors with respect to restructuring issues. If we do choose to join a committee, we would likely be only one of many participants, all of whom would be interested in obtaining an outcome that is in their individual best interests. There can be no assurance that we would be successful in obtaining results most favorable to it in such proceedings, although we may incur significant legal and other expenses in attempting to do so. As a result of participation by us on such committees, we may be deemed to have duties to other creditors represented by the committees, which might thereby expose us to liability to such other creditors who disagree with our actions. Participation by us on such committees may cause us to be subject to certain restrictions on our ability to trade in a particular investment and may also make us an “insider” or an “underwriter” for purposes of federal securities laws. Either circumstance will restrict our ability to trade in or acquire additional positions in a particular investment when we might otherwise desire to do so.

Investments in debt obligations pose certain risks in U.S. courts with respect to insolvency considerations.

Various laws enacted for the protection of creditors may apply to the debt obligations held by the Company. The information in this paragraph is applicable with respect to U.S. issuers subject to U.S. bankruptcy laws. Insolvency considerations may differ with respect to other issuers. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of a debt obligation, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness constituting the debt obligation and, after giving effect to such indebtedness, the issuer (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of such issuer, or to recover amounts previously paid by such issuer in satisfaction of such indebtedness. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts were then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness constituting the debt obligation or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer of a debt obligation, payments made on such debt obligation could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency. Similarly, a court might apply the doctrine of equitable subordination to subordinate the claim of a lending institution against an issuer, to claims of other creditors of the borrower, when the lending institution, another investor, or any of their transferees, is found to have engaged in unfair, inequitable, or fraudulent conduct. In general, if payments on a debt obligation are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments (such as the investors in the Company). To the extent that any such payments are recaptured from the Company, the resulting loss will be borne by the investors. However, a court in a bankruptcy or insolvency proceeding would be able to direct the recapture of any such payment from such a recipient or transferee only to the extent that such court has jurisdiction over such recipient or transferee or its assets. Moreover, it is likely that avoidable payments could not be recaptured directly from any such recipient or transferee that has given value in exchange for its investment, in good faith and without knowledge that the payments were avoidable. Although the Investment Adviser will seek to avoid conduct that would form the basis for a successful cause of action based upon fraudulent conveyance, preference or equitable subordination, these determinations are made in hindsight, and in any event, there can be no assurance as to whether any lending institution or other investor from which the Company acquired the debt obligations engaged in any such conduct (or any other conduct that would subject the debt obligations and the issuer to insolvency laws) and, if it did, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company.

Our portfolio companies may incur additional debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, debt securities in which we will often invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Investments in senior loans, second lien loans, other secured loans and unsecured loans present certain challenges, such as restrictive covenants, low trading volume and risks related to rank.

Senior Loans.  Bank loans are typically at the most senior level of the capital structure, and are sometimes secured by specific collateral, including, but not limited to, trademarks, patents, accounts receivable, inventory, equipment, buildings, real estate, franchises and common and preferred stock of the obligor or its affiliates. A portion of the Company’s investments may consist of loans and participations therein originated by banks and other financial institutions, typically referred to as “bank loans.” The Company’s investments may include loans of a type generally incurred by borrowers in connection with highly leveraged transactions, often to finance internal growth, acquisitions, mergers or stock purchases, or for other reasons. As a result of the additional debt incurred by the borrower in the course of the transaction, the borrower’s creditworthiness is often judged by the rating agencies to be below investment grade. Such loans are typically private corporate loans which are negotiated by one or more commercial banks or financial institutions and syndicated among a group of commercial banks and financial institutions. In order to induce the lenders to extend credit and to offer a favorable interest rate, the borrower often provides the lenders with extensive information about its business which is not generally available to the public.

Bank loans often contain restrictive covenants designed to limit the activities of the borrower in an effort to protect the right of lenders to receive timely payments of principal and interest. Such covenants may include restrictions on distribution payments, specific mandatory minimum financial ratios, limits on total debt and other financial tests. Bank loans usually have shorter terms than subordinated obligations and may require mandatory prepayments from excess cash flow, asset dispositions and offerings of debt and/or equity securities. The bank loans and other debt obligations to be acquired by the Company are likely to be below investment grade.

The Company may acquire interests in bank loans and other debt obligations either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution, and in any event, the Company may not be able unilaterally to enforce all rights and remedies under the loan and any associated collateral. A participation interest in a portion of a debt obligation typically results in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement or any rights of setoff against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation.

Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes increase, new bank loans frequently adopt standardized documentation to facilitate loan trading which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity or that the current level of liquidity will continue. Because of the provision to holders of such loans of confidential information relating to the borrower, the unique and customized nature of the loan agreement, the limited universe of eligible purchasers and the private syndication of the loan, bank loans are not as easily purchased or sold as a publicly-traded security, and historically the trading volume in the bank loan market has been small relative to the high-yield debt market.

Second Lien Loans.  Second lien loans are subject to the same risks associated with investment in senior loans and non-investment grade securities. However, second lien loans are second in right of payment to senior loans and therefore are subject to additional risk that the cash flow of the borrower and any property securing the loan may be insufficient to meet scheduled payments after giving effect to the senior secured obligations of the borrower. Second lien loans are expected to have greater price volatility than senior loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in second lien loans, which would create greater credit risk exposure.

Other Secured Loans.  Secured loans other than senior loans and second lien loans are subject to the same risks associated with investment in senior loans, second lien loans and non-investment grade securities. However, such loans may rank lower in right of payment than any outstanding senior loans and second lien loans of the borrower and therefore are subject to additional risk that the cash flow of the borrower and any property securing the loan may be insufficient to meet scheduled payments after giving effect to the higher-ranking secured obligations of the borrower. Lower-ranking secured loans are expected to have greater price volatility than senior loans and second lien loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in lower-ranking secured loans, which would create greater credit risk exposure.

Unsecured Loans.  Unsecured loans are subject to the same risks associated with investment in senior loans, second lien loans, other secured loans and non-investment grade securities. However, because unsecured loans have lower priority in right of payment to any higher ranking obligations of the borrower and are not backed by a security interest in any specific collateral, they are subject to additional risk that the cash flow of the borrower and available assets may be insufficient to meet scheduled payments after giving effect to any higher ranking obligations of the borrower. Unsecured loans are expected to have greater price volatility than senior loans, second lien loans and other secured loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in unsecured loans, which would create greater credit risk exposure.

The debt securities in which we invest are subject to prepayment risk.

If interest rates fall, the principal on debt held by the Company may be able to be paid earlier than expected. If this happens, the proceeds from a prepaid security may be reinvested by the Company in securities bearing lower interest rates, resulting in a possible decline in the Company’s income and distributions to stockholders. The Company may invest in pools of mortgages or other assets issued or guaranteed by private issuers or U.S. government agencies and instrumentalities. Mortgage-related securities are especially sensitive to prepayment risk because borrowers often refinance their mortgages when interest rates drop. The improved financial performance of an issuer can lead an issuer to prepay securities.

Inflation may cause the real value of our investments to decline.

Inflation risk results from the variation in the value of cash flows from a security due to inflation, as measured in terms of purchasing power. For example, if the Company purchases a bond in which it can realize a coupon rate of 5%, but the rate of inflation increases from 2% to 6%, then the purchasing power of the cash flow has declined. For all but adjustable bonds or floating rate bonds, the Company is exposed to inflation risk because the interest rate the issuer promises to make is fixed for the life of the security. To the extent that interest rates reflect the expected inflation rate, floating rate bonds have a lower level of inflation risk.

The Company’s reinvestment of its cash flow subjects it to risks posed by fluctuating interest rates.

The Company reinvests the cash flows received from a security. The additional income from such reinvestment, sometimes called interest-on-interest, is reliant on the prevailing interest rate levels at the time of reinvestment. There is a risk that the interest rate at which interim cash flows can be reinvested will fall. Reinvestment risk is greater for longer holding periods and for securities with large, early cash flows such as high-coupon bonds. Reinvestment risk also applies generally to the reinvestment of the proceeds the Company receives upon the maturity or sale of a portfolio security.

Issuers’ rights to “call” all or part of certain securities subject the Company to timing risks.

Many agency, corporate and municipal bonds, and most mortgage-backed securities, contain a provision that allows the issuer to “call” all or part of the issue before the bond’s maturity date, often after 5 or 10 years. The issuer usually retains the right to refinance the bond in the future if market interest rates decline below the coupon rate. There are three disadvantages to the call provision. First, the cash flow pattern of a callable bond is not known with certainty. Second, because an issuer is more likely to call the bonds when interest rates have dropped, the Company is exposed to reinvestment rate risk, i.e., the Company may have to reinvest at lower interest rates the proceeds received when the bond is called. Finally, the capital appreciation potential of a bond will be reduced because the price of a callable bond may not rise much above the price at which the issuer may call the bond. The improved financial performance of an issuer can lead an issuer to “call” securities.

Common stock investments may be volatile and may fluctuate substantially.

The Company has exposure to common stocks. Although common stocks have historically generated higher average total returns than fixed-income securities over the long term, common stocks also have experienced significantly more volatility in those returns. The equity securities acquired by the Company may fail to appreciate and may decline in value or become worthless.

Distributions on common stock investments are not guaranteed and are declared at the discretion of the issuer’s board of directors.

Distributions on common stock are not fixed, but are declared at the discretion of an issuer’s board of directors. There is no guarantee that the issuers of the common stocks in which the Company invests will declare distributions in the future or that, if declared, they will remain at current levels or increase over time.

Investments in small and mid-cap company securities pose risks due to their relatively smaller size, including low volatility and trading volumes.

We invest in companies with small or medium capitalizations. Securities issued by smaller and medium companies can be more volatile than, and perform differently from, larger company securities. There may be less trading in a smaller or medium company’s securities, which means that buy and sell transactions in those securities could have a larger impact on the security’s price than is the case with larger company securities. Smaller and medium companies may have fewer business lines; changes in any one line of business, therefore, may have a greater impact on a smaller or medium company’s security price than is the case for a larger company. In addition, smaller or medium company securities may not be well known to the investing public.

Investments in preferred stocks present certain challenges, including deferred distributions, subordination to other debt instruments, lack of liquidity and limited voting rights.

To the extent the Company invests in preferred securities, there are special risks associated with investing in preferred securities, including:

Deferral.  Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If the Company owns a preferred security that is deferring its distributions, the Company may be required to report income for tax purposes although it has not yet received such income.

Subordination.  Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments.

Liquidity.  Preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. government securities.

Limited Voting Rights.  Generally, preferred security holders (such as the Company) have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Lending of the Company’s securities may lead to the risk of lost opportunities due to the securities’ unavailability.

The Company may lend its portfolio securities to banks or dealers that meet the creditworthiness standards established by the Board. Securities lending is subject to the risk that loaned securities may not be available to the Company on a timely basis and the Company may, therefore, lose the opportunity to sell the securities at a desirable price. Any loss in the market price of securities loaned by the Company that occurs during the term of the loan would be borne by the Company and would adversely affect the Company’s performance. Also, there may be delays in recovery, or no recovery, of securities loaned or even a loss of rights in the collateral should the borrower of the securities fail financially while the loan is outstanding. These risks may be greater for non-U.S. securities.

Our use of certain instruments, such as options, structured finance securities and derivatives, may result in losses greater than if they had not been used.

We may invest in various derivative securities which, to the extent they are not qualifying assets, will be limited to the 30% of our assets that we may use for opportunistic investments.

Risks Associated with Options.  There are several risks associated with transactions in options on securities, such as, exchange-listed, over-the-counter and index options. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A decision as to whether, when and how to use options involves the exercise of skill and judgment, and even a well-conceived transaction may be unsuccessful to some degree because of market behavior or unexpected events.

As the writer of a covered call option, the Company foregoes, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but has retained the risk of loss should the price of the underlying security decline. As the Company writes covered calls over more of its portfolio, its ability to benefit from capital appreciation becomes more limited. The writer of an option has no control over the time when it may be required to fulfill its obligation as a writer of the option. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying security at the exercise price.

When the Company writes covered put options, it bears the risk of loss if the value of the underlying stock declines below the exercise price minus the put premium. If the option is exercised, the Company could incur a loss if it is required to purchase the stock underlying the put option at a price greater than the market price of the stock at the time of exercise plus the put premium the Company received when it wrote the option. While the Company’s potential gain in writing a covered put option is limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option, the Company risks a loss equal to the entire exercise price of the option minus the put premium.

Risks of Investing in Structured Finance Securities.  A portion of the Company’s investments may consist of equipment trust certificates, collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations or similar instruments. Structured finance securities may present risks similar to those of the other types of debt obligations in which the Company may invest and, in fact, such risks may be of greater significance in the case of structured finance securities. Moreover, investing in structured finance securities may entail a variety of unique risks. Among other risks, structured finance securities may be subject to prepayment risk. In addition, the performance of a structured finance security will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets.

Asset-Backed Securities Risk.  Payment of interest and repayment of principal on asset-backed securities may be largely dependent upon the cash flows generated by the assets backing the securities and, in certain cases, supported by letters of credit, surety bonds or other credit enhancements. Asset-backed security values may also be affected by the creditworthiness of the servicing agent for the pool, the originator of the loans or receivables or the entities providing the credit enhancement. In addition, the underlying assets are subject to prepayments that shorten the securities’ weighted average maturity and may lower their return.

Mortgage-Backed Securities Risk.  A mortgage-backed security, which represents an interest in a pool of assets such as mortgage loans, will mature when all the mortgages in the pool mature or are prepaid. Therefore, mortgage-backed securities do not have a fixed maturity, and their expected maturities may vary when interest rates rise or fall.

When interest rates fall, homeowners are more likely to prepay their mortgage loans. An increased rate of prepayments on the Company’s mortgage-backed securities will result in an unforeseen loss of interest income to the Company as the Company may be required to reinvest assets at a lower interest rate. Because prepayments increase when interest rates fall, the price of mortgage-backed securities does not increase as much as other fixed income securities when interest rates fall.

When interest rates rise, homeowners are less likely to prepay their mortgage loans. A decreased rate of prepayments lengthens the expected maturity of a mortgage-backed security. Therefore, the prices of mortgage-backed securities may decrease more than prices of other fixed income securities when interest rates rise.

Derivative Risk.  Derivative transactions in which the Company may engage for hedging and speculative purposes or to enhance total return, including engaging in transactions such as options, futures, swaps, foreign currency transactions, forward foreign currency contracts, currency swaps or options on currency futures and other derivatives transactions (collectively, “Derivative Transactions”), also involve certain risks and special considerations. Derivative Transactions have risks, including the imperfect correlation between the value of such instruments and the underlying assets, the possible default of the other party to the transaction or illiquidity of the derivative instruments. Furthermore, the ability to successfully use Derivative Transactions depends on the Investment Adviser’s ability to predict pertinent market movements, which cannot be assured. Thus, the use of Derivative Transactions may result in losses greater than if they had not been used, may require the Company to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation the Company can realize on an investment or may cause the Company to hold a security that it might otherwise sell. The use of foreign currency transactions can result in the Company’s incurring losses as a result of the imposition of exchange controls, suspension of settlements or the inability of the Company to deliver or receive a specified currency. Additionally, amounts paid by the Company as premiums and cash or other assets held in margin accounts with respect to Derivative Transactions are not otherwise available to the Company for investment purposes.

Unless and until the Company is fully qualified to utilize the regulated derivatives markets, the use of Derivative Transactions will generally be confined to private transactions with legally-authorized counterparties.

To the extent that the Company purchases options pursuant to a hedging strategy, the Company will be subject to the following additional risks. If a put or call option purchased by the Company is not sold when it has remaining value, and if the market price of the underlying security remains equal to or greater than the exercise price (in the case of a put), or remains less than or equal to the exercise price (in the case of a call), the Company will lose its entire investment in the option.

Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, the Company might be unable to exercise an option it had purchased. If the Company were unable to close out an option that it had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

Counterparty Risk.  We will be subject to credit risk with respect to the counterparties to the derivative contracts purchased or sold by us. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding. We may obtain only a limited recovery or may obtain no recovery in such circumstances.

Synthetic Securities.  In addition to credit risks associated with holding non-investment grade loans and high-yield debt securities, with respect to synthetic securities the Company will usually have a contractual relationship only with the counterparty of such synthetic securities, and not the Reference Obligor (as defined below) on the Reference Obligation (as defined below). The Company generally will have no right to enforce directly compliance by the Reference Obligor with the terms of the Reference Obligation nor any rights of set-off against the Reference Obligor, nor have any voting rights with respect to the Reference Obligation. The Company will not benefit directly from any collateral supporting the Reference Obligation or have the benefit of the remedies on default that would normally be available to a holder of such Reference Obligation. In addition, in the event of insolvency of its counterparty, the Company will be treated as a general creditor of such counterparty and will not have any claim with respect to the credit risk of the counterparty as well as that of the Reference Obligor. As a result, an overabundance of synthetic securities with any one counterparty subjects the notes to an additional degree of risk with respect to defaults by such counterparty as well as by the Reference Obligor. The Investment Adviser may not perform independent credit analyses of the counterparties, any such counterparty, or an entity guaranteeing such counterparty, individually or in the aggregate. A “Reference Obligation” is the debt security or other obligation upon which the synthetic security is based. A “Reference Obligor” is the obligor on a Reference Obligation. There is no maximum amount of the Company’s assets that may be invested in these securities.

Non-diversification of the Company’s assets or the use of other focused strategies may present more risks than if the Company were diversified or used broad strategies.

While the Investment Adviser will invest in a number of fixed-income and equity instruments issued by different issuers and plans to employ multiple investment strategies with respect to our portfolio, it is possible that a significant amount of our investments could be invested in the instruments of only a few companies or other issuers or that at any particular point in time one investment strategy could be more heavily weighted than the others. The focus of our portfolio in any one issuer would subject us to a greater degree of risk with respect to defaults by such issuer or other adverse events affecting that issuer, and the focus of the portfolio in any one industry or group of industries would subject us to a greater degree of risk with respect to economic downturns relating to such industry. The focus of our portfolio in any one investment strategy would subject us to a greater degree of risk than if our portfolio were varied in its investments with respect to several investment strategies.

Prospective investments in small, unseasoned companies may be risky.

We may invest in the securities of smaller, less seasoned companies. These investments may present greater opportunities for growth, but also involve greater risks than customarily are associated with investments in securities of more established companies. Some of the companies in which we may invest will be start-up companies, which may have insubstantial operational or earnings history or may have limited products, markets, financial resources or management depth. Some may also be emerging companies at the research and development stage with no products or technologies to market or approved for marketing. Securities of emerging companies may lack an active secondary market and may be subject to more abrupt or erratic price movements than securities of larger, more established companies or stock market averages in general. Competitors of certain companies may have substantially greater financial resources than many of the companies in which we may invest.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

We intend to invest up to (but may invest more than) 20% of our total assets in foreign securities, which may include securities denominated in U.S. dollars or in foreign currencies or multinational currency units. Investing in foreign securities involves certain risks not involved in domestic investments, including, but not limited to: (1) future foreign economic, financial, political and social developments; (2) different legal systems; (3) the possible imposition of exchange controls or other foreign governmental laws or restrictions; (4) lower trading volume; (5) much greater price volatility and illiquidity of certain foreign securities markets; (6) different trading and settlement practices; (7) less governmental supervision; (8) changes in currency exchange rates; (9) high and volatile rates of inflation; (10) fluctuating interest rates; (11) less publicly available information; (12) different accounting, auditing and financial recordkeeping standards and requirements; and (13) expropriation, confiscatory taxation and nationalization.

We may employ hedging techniques to minimize currency exchange rate risks or interest rate risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Our investments in emerging markets may involve significant risks in addition to the risks inherent in developed markets.

Some of the securities of foreign issuers in which the Company may invest include securities of emerging market issuers. Emerging market countries generally include every nation in the world except the U.S., Canada, Japan, Australia, New Zealand and most countries located in Western Europe. Investing in securities of issuers based in underdeveloped emerging markets entails all of the risks of investing in securities of non-U.S. issuers to a heightened degree. These heightened risks include: (i) greater risks of expropriation, confiscatory taxation and nationalization and less social, political and economic stability; (ii) the smaller size of the markets for such securities and a lower volume of trading, resulting in lack of liquidity and in price volatility; and (iii) certain national policies that may restrict the Company’s investment opportunities, including restrictions on investing in issuers or industries deemed sensitive to relevant national interests.

Terrorist attacks and acts of war may affect any market for our Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.

The war with Iraq, its aftermath and the continuing U.S. presence in Iraq are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupation cannot be predicted with any certainty. Terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 closed some of the U.S. securities markets for a four-day period and similar events in the future cannot be ruled out. The war, the U.S. presence in Iraq, terrorism and related geopolitical risks have led to, and may in the future lead to, increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, inflation and other factors relating to the Shares.

There can be no assurance that the Investment Adviser will be able to predict accurately the future course of the price movements of securities and other investments and the movements of interest rates.

The profitability of a significant portion of the Company’s investment program depends to a great extent upon the Investment Adviser’s correctly assessing the future course of the price movements of securities and other investments and the movements of interest rates. There can be no assurance that the Investment Adviser will be able to predict accurately these price and interest rate movements. With respect to the investment strategies the Company may utilize, there will be a high degree of market risk.

Risks Related to an Investment in Our Common Stock

We may experience fluctuations in our net asset value.

Because a substantial portion of the assets of the Company consist of loans and debt securities, the net asset value of the Shares will fluctuate with changes in interest rates, as well as with changes in the prices of the securities owned by the Company caused by other factors. These fluctuations are likely to be greater when the Company is using financial leverage.

We may be subject to U.S. federal income tax if we are unable to qualify as a regulated investment company.

To maintain our qualification as a regulated investment company under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. Satisfying these requirements may require the Company to take actions that it would not otherwise take, such as selling investments at unattractive prices to satisfy such source-of-income, diversification or distribution requirements. In addition, while the Company is authorized to borrow funds in order to make distributions, under the 1940 Act it is not permitted to make distributions to stockholders while its debt obligations, if any, and other senior securities are outstanding unless certain “asset coverage” tests are met. If we fail to qualify as a regulated investment company for any reason and become or remain subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on the Company and its stockholders.

Our recognition of income before or without receiving cash representing such income may lead to difficulties in making distributions.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we invest in zero coupon securities, deferred interest securities or certain other securities, or if we receive warrants in connection with the making of a loan or possibly in other circumstances. Such original issue discount generally will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income will be computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. In such case, the Investment Adviser is not obligated to reimburse the Company for any incentive fees received even if the Company subsequently recognizes losses or never receives cash with respect to income that was previously accrued.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining regulated investment company status and for avoiding U.S. federal income and excise taxes. Accordingly, to meet these distribution requirements we may have to sell some of our investments at times we would not consider advantageous, or we may have to raise additional debt or equity capital or reduce new investment originations. If we are not able to obtain cash from other sources, we may fail to qualify as a regulated investment company and become subject to corporate-level U.S. federal income tax.

Changes in the laws or regulations governing our portfolio companies could have a material adverse affect on our business.

Our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or any failure to comply with them by our portfolio companies, could have a material adverse affect on our business.

Our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our Shares.

Our certificate of incorporation and bylaws include provisions that could limit the ability of other entities or persons to acquire control of us or convert us to an investment company. These provisions could deprive the holders of Shares of opportunities to sell their Shares at a premium over the then current market price of the Shares or at net asset value

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we do not own any real estate or other physical properties materially important to our operation. Our principal executive office is located at NexBank Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HCD.” Our common stock began trading on February 22, 2007, at an initial public offering price of $15.00 per share. On February 29, 2008, there were approximately 5,571 record holders and beneficial owners (held in street name) of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on the NYSE and our distributions declared from our IPO through December 31, 2007.

	Sales Price		Distributions
Year Ending December 31, 2007	High	Low	Declared

First Quarter (period from January 18, 2007* to March 31, 2007)	$15.25	$14.06	$—
Second Quarter	$15.05	$13.84	$0.2625
Third Quarter	$14.48	$9.75	$0.2625
Fourth Quarter	$13.20	$8.38	$0.2625

*	Commencement of operations

Holders

As of February 29, 2008, we had approximately 6 stockholders of record.

Distributions

We currently intend to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board.

The following table summarizes our distributions declared during 2007:

Date Declared	Record Date	Payment Date	Amount

March 9, 2007	June 19, 2007	June 29, 2007	$0.2625
August 3, 2007	September 18, 2007	September 28, 2007	$0.2625
November 6, 2007	December 21, 2007	December 31, 2007	$0.2625

Total declared during 2007			$0.7875

On March 7, 2008, our Board declared a distribution of $0.2625 per share on our Shares. The record date for the distribution is March 20, 2008.

As a BDC, we intend to elect to be treated as a regulated investment company under Subchapter M of the Code. To qualify as a regulated investment company and maintain our regulated investment company status, we must distribute at least 90% of our “investment company taxable income” (which, generally, consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest. We intend to distribute each quarter to stockholders substantially all of our net investment income and net short-term capital gains that legally are available for distribution in order to meet this distribution requirement.

In order to avoid certain excise taxes imposed on regulated investment companies, we generally must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of our capital losses for the one-year period ending on October 31 of each calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years. While we currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes, there can be no assurance, however, that sufficient amounts of our taxable income and capital gain will be distributed to avoid entirely the imposition of the excise tax. In that event, we will be liable for the excise tax only on the amount by which we do not meet this 98% distribution requirement.

A portion of the cash distributions we receive from our investments may be treated as a return of capital and, therefore, generally would not be treated as investment company taxable income. While we anticipate that we will distribute some or all of such return of capital to stockholders, we are not required to do so in order to maintain our regulated investment company status.

Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.

Unless the registered owner of your Shares elects to receive cash by contacting PFPC Inc. (the “Plan Agent”), the agent for stockholders that is administering our Dividend Reinvestment Plan (the “Plan”), all distributions declared for your Shares will be automatically reinvested by the Plan Agent in additional Shares. If the registered owner of your Shares elects not to participate in the Plan, you will receive all distributions in cash paid by check mailed directly to you (or, if the Shares are held in street or other nominee name, then to such nominee) by PFPC Inc., as the dividend disbursing agent. You may elect not to participate in the Plan and to receive all distributions in cash by sending written instructions or by contacting PFPC Inc., as the dividend disbursing agent, at the address set forth below. Participation in the Plan is completely voluntary and may be terminated or resumed at any time without penalty by contacting the Plan Agent before the distribution record date; otherwise, such termination or resumption will be effective with respect to any subsequently-declared distribution. Some brokers may automatically elect to receive cash on your behalf and may reinvest such cash in additional Shares for you. Stockholders that receive distributions in the form of Shares will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. If you wish for all distributions declared on your Shares to be automatically reinvested pursuant to the Plan, please contact your broker.

All correspondence concerning the Plan should be directed to the Plan Agent at PFPC Inc., 301 Bellevue Parkway, Wilmington, Delaware 19809; telephone (877) 665-1287.

Recent Sales of Unregistered Securities

On February 21, 2007, our registration statement on Form N-2 (SEC File No. 333-137435), for the initial public offering of 17,000,000 shares of our common stock became effective. All 17,000,000 shares were sold upon completion of the Offering at an aggregate offering price of $255,000,000, reflecting an initial offering price of $15.00 per share. Citigroup, Merrill Lynch & Co. and Wachovia Securities acted as Joint Book-Running Managers. A.G. Edwards, Banc of America Securities LLC, Deutsche Bank Securities, Oppenheimer & Co. and Stifel Nicolaus acted as underwriters for the IPO.

On January 18, 2007, we issued and sold 333,333.33 shares of our common stock for an aggregate purchase price of $5,000,000 to the Investment Adviser. These shares were issued prior to and not a part of the 17,000,000 shares offered in the IPO.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during any month within the year ended December 31, 2007.

Stock Performance Graph

The following graph compares the total cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”)(2) and the BDC Peer Group(3), for the period February 26, 2007 (the date of the Company’s IPO) through December 31, 2007 (the “Performance Graph”). The Performance Graph assumes that, on February 26, 2007, a person invested $100 in our common stock, the equity securities of the companies included in the S&P 500 Index, and the equity securities of the companies included in the BDC Peer Group. The Performance Graph measures total stockholder return, which takes into account changes in stock price and assumes that all distributions are reinvested in additional shares on the ex-date without commissions. This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HIGHLAND DISTRESSED
OPPORTUNITIES, INC., S&P 500 AND BDC PEER GROUP(1)

(1)	Source: SNL Financial, LC © 2008

(2)	The S&P 500 Index is an unmanaged, capitalization-weighted index generally representative of the U.S. market for large capitalization stocks. This information shows how our performance compares with the returns of one of the most widely used U.S. equity indexes. The S&P 500 Index cannot be invested in directly.

(3)	The BDC Peer Group consists of the following closed-end companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corporation
American Capital Strategies, Ltd.
Apollo Investment Corporation
Ares Capital Corporation
Capital Southwest Corporation
Equus Total Return, Inc.
Gladstone Capital Corporation
Gladstone Investment Corporation	Harris & Harris Group, Inc.
Hercules Technology Growth Capital, Inc.
Kayne Anderson Energy Development Co.
Kohlberg Capital Corporation
MCG Capital Corporation
Medallion Financial Corporation
MVC Capital, Inc.	NGP Capital Resources Company Patriot Capital Funding, Inc. Prospect Capital Corporation TICC Capital Corporation Tortoise Capital Resources Corp. Triangle Capital Corporation Utek Corporation

	Period Ending
	2/26/07	04/30/07	06/30/07	08/31/07	10/30/07	12/31/07

Highland Distressed Opportunities, Inc.	100.00	97.89	95.78	83.88	75.92	60.62
BDC Peer Group	100.00	100.85	98.02	93.99	93.89	78.66
S&P 500	100.00	102.54	104.35	102.63	106.88	102.92

The graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data, as of and for the dates and period indicated. The selected historical financial data are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Period Ended December 31, 2007(a)

Total investment income	$31,329,721
Net expenses	$14,240,203
Net investment income	$17,089,518
Net realized and unrealized gain/(loss) on investments	$(74,340,032)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(57,250,514)
Balance Sheet Data:
Total assets	$346,923,924
Borrowings outstanding	$142,000,000
Stockholders’ equity (net assets)	$182,015,052

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

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

We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Additionally, we will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

Valuation of Investments

We use the following valuation methods to determine either current market value for investments for which market quotations are available, or if not available, then fair value, as determined in good faith pursuant to policies and procedures approved by the Company’s Board:

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

2. Preliminary valuation conclusions will then be documented and discussed with the Investment Adviser’s senior management.

3. The valuation committee, comprised of the Investment Adviser’s investment professionals, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review some or all of these preliminary valuations at least annually.

4. Finally, the Board discusses valuations and reviews the fair value of each investment in the Company’s portfolio in good faith, pursuant to policies and procedures approved by the Board, based on the input of the valuation committee and an independent valuation firm.

Revenue Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the company has not yet collected cash. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and Investment Activity

At December 31, 2007, our portfolio investments, exclusive of cash and cash equivalents, consisted of approximately 48.4% in senior loans, 34.8% in corporate notes and bonds, 0.5% in claims, and 16.3% in equity interests as of that date.

Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At December 31, 2007, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 7.9%. At December 31, 2007, the weighted average yield of our investments in senior loans and corporate notes and bonds was approximately 9.7%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.

As of December 31, 2007, approximately 44.7% of our portfolio consisted of investments in 10 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to December 31, 2007.

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

Fontainebleau Florida Hotel, LLC

Fontainebleau Resorts, Inc. (“Fontainebleau”) is led by Chairman Jeffrey Soffer, who also serves as Chief Executive Officer of Turnberry, Ltd., a creator of luxury condominium and condominium-hotel developments, and President and Chief Financial Officer Glenn Schaeffer, a former Chief Executive Officer of Mandalay Resort Group. Fontainebleau Miami Beach is a resort located in Miami Beach, Florida. Fontainebleau plans to renovate and expand this property into a 22-acre destination resort. More information can be found at www.bleaumiamibeach.com.

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

MPH Mezzanine II, LLC/MPH Mezzanine III, LLC

In February, 2007, Equity Office Properties (“EOP”), and one or more affiliates, merged with affiliates of Blackstone Real Estate Partners (“Blackstone”). Macklowe Properties purchased all but one of EOP’s Manhattan, NY holdings, through an agreement with Blackstone. More information can be found at www.macklowe.com.

Northwest Airlines, Inc.

Northwest Airlines, Inc. (“Northwest”), with hubs in Detroit, Minneapolis/St. Paul, Memphis, Tokyo, and Amsterdam, operated approximately 1,400 daily departures, as of October, 2007. According to Northwest, it and its travel partners serve more than 1,000 cities in excess of 160 countries on six continents. Northwest emerged from Chapter 11 protection on May 31, 2007, and began trading on the NYSE under ticker symbol “NWA”. More information can be found at www.NWA.com or Chapter 11 filing Case No 05-17930, Southern District of New York.

Realogy Corporation

Realogy Corporation (“Realogy”) is a leading global provider of real estate and relocation services including real estate franchising, brokerage, relocation and title. Realogy’s brands and business units include Better Homes and Gardens Real Estate®, CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial®, The Corcoran Group®, ERA®, Sotheby’s International Realty®, NRT LLC, Cartus and Title Resource Group. More information can be found at www.realogy.com.

Results of Operations

We were incorporated in Delaware on August 22, 2006 and initially funded on January 18, 2007. We commenced material operations on February 27, 2007. Therefore, there are no prior periods with which to compare the results of operations for the period ended December 31, 2007.

Investment Income

We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the period January 18, 2007 (commencement of operations) through December 31, 2007 was approximately $31.3 million, with approximately $0.8 million of income attributable to invested cash and cash equivalents and approximately $30.5 million attributable to investments in equity interests, bank debt/senior secured debt, and corporate notes/subordinated debt. Of the approximately $30.5 million in investment income from investments other than cash and cash equivalents, approximately $2.6 million of PIK interest income was recorded.

Operating Expenses

Operating expenses for the period January 18, 2007 (commencement of operations) through December 31, 2007 were approximately $11.2 million. This amount consisted of advisory fees of approximately $6.3 million, incentive fees of approximately $2.5 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $2.4 million.

Per an agreement with the Investment Adviser, advisory fees of approximately $2.7 million were waived during the period January 18, 2007 (commencement of operations) through December 31, 2007. Additionally, for the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser voluntarily waived Incentive Fees of approximately $1.7 million.

Net Investment Income

The Company’s net investment income for the period January 18, 2007 (commencement of operations) through December 31, 2007 was approximately $17.1 million.

Net Unrealized Depreciation on Investments

For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Company’s investments had net unrealized depreciation of approximately $60.0 million. The decrease was attributable to net unrealized depreciation on senior loans, corporate notes/subordinated debt, and claims and equity interests of approximately $21.5 million, $21.1 million, and $17.4 million, respectively.

Net Realized Losses

For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Company had net realized losses on investments of approximately $14.5 million.

Net Decrease in Stockholders’ Equity (Net Assets) from Operations

For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $57.3 million.

Financial Condition, Liquidity and Capital Resources

During the period ended December 31, 2007, we generated cash from the net proceeds of our IPO as well as cash flows from operations. All of the net proceeds from our IPO and cash flows from operations were used to acquire the portfolio, to make investments, to make cash distributions to holders of our common stock, and to pay fees and our operating expenses. We also generated additional cash from borrowings under the credit facility entered into in April 2007. These borrowings were made in order to provide additional liquidity and to seek to meet our investment objective and strategies.

Distributions

We intend to elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.

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

On November 6, 2007, the Company’s Board declared a fourth quarter distribution of $0.2625 per share ($4,650,652), which was paid on December 31, 2007 to common stockholders of record on December 21, 2007. The Company has established an “opt out” Dividend Reinvestment Plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the fourth quarter distribution, holders of 2,119,799 shares participated in the Plan. As a result, of the $4,650,652 total amount distributed, $556,447 was used by the Plan agent to purchase shares in the open market, including fractions, on behalf of the Plan participants. On August 3, 2007, the Company’s Board declared a third quarter distribution of $0.2625 per share ($4,640,515), which was paid on September 28, 2007 to common stockholders of record on September 18, 2007. On March 9, 2007, the Company’s Board declared a second quarter distribution of $0.2625 per share ($4,624,629), which was paid on June 29, 2007 to common stockholders of record on June 19, 2007.

Subsequent Events

On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share, payable on March 31, 2008 to common stockholders of record on March 20, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

As of December 31, 2007, approximately 83.2% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults were at historic lows during 2007, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the period ended December 31, 2007.

As of December 31, 2007, approximately 50.0% and 33.2% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments.

Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of December 31, 2007 the average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 67 days.

Item 8.	Financial Statements and Supplementary Data

*	Commencement of operations

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Highland Distressed Opportunities, Inc.:

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations and of changes in stockholders’ equity (net assets) and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Highland Distressed Opportunities, Inc. (the “Company”) at December 31, 2007, and the results of its operations, its changes in stockholders’ equity (net assets) and its cash flows and the financial highlights for the period from January 18, 2007 (commencement of operations) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of investments at December 31, 2007 by correspondence with the custodian and the banks with whom the Company owns participation in loans, provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2008

Highland Distressed Opportunities, Inc.

SCHEDULE OF INVESTMENTS
As of December 31, 2007

Principal ($)		Value ($)

Senior Loans(a) — 82.9%
AEROSPACE — AEROSPACE/DEFENSE — 2.4%
	IAP Worldwide Services, Inc.
4,949,495	First Lien Term Loan, 11.50%, 12/30/12	4,439,103

BROADCASTING — 10.9%
	Comcorp Broadcasting, Inc.
1,036,724	Revolving Loan, 10.84%, 10/02/12(b)(c)	1,036,724
18,849,521	Term Loan, 10.44%, 04/02/13(b)	18,849,521

		19,886,245

CABLE — US CABLE — 3.6%
	Bresnan Communications, LLC
1,000,000	First Lien Additional Term Loan B, 06/30/13(d)	958,120
	CellNet Group, Inc.
1,000,000	Second Lien, 10.85%, 10/22/11	959,380
	WideOpen West Finance, LLC
5,000,000	Second Lien Term Loan, 11.61%, 06/29/15	4,550,000

		6,467,500

DIVERSIFIED MEDIA — 0.9%
	Penton Media, Inc.
2,000,000	Second Lien Term Loan, 10.36%, 02/01/14	1,690,000

ENERGY — EXPLORATION & PRODUCTION — 2.7%
	TARH E&P Holdings, L.P.
5,000,000	First Lien Term Loan, 9.88%, 06/29/12	4,950,000

ENERGY — OTHER ENERGY — 4.1%
	Resolute Aneth, LLC
7,500,000	Second Lien Term Loan, 9.51%, 06/26/13	7,443,750

FINANCIAL — 8.7%
	Emerson Reinsurance Ltd.
1,500,000	Tranche C Term Loan, 10.95%, 12/15/11	1,492,500
	Flatiron Re Ltd.
610,748	Closing Date Term Loan, 9.61%, 12/29/10	607,694
295,831	Delayed Draw Term Loan, 9.61%, 12/29/10	294,352
	Kepler Holdings Ltd.
5,000,000	Term Loan, 10.70%, 06/30/09	4,975,000
	Panther Re Holdings Ltd.
500,000	Term B Loan, 10.08%, 12/01/10	497,500
	Penhall International Corp.
7,938,145	Senior Unsecured PIK Toggle Term Loan, 12.82%, 04/01/12	7,957,990

		15,825,036

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

Principal ($)		Value ($)

FOREST PRODUCTS — PACKAGING — 0.5%
	Tegrant Corp.
1,000,000	Second Lien Term Loan, 10.35%, 03/07/15	850,000

GAMING/LEISURE — OTHER LEISURE — 13.0%
	Fontainebleau Florida Hotel, LLC
10,000,000	Tranche C Term Loan, 11.11%, 06/06/12	9,375,000
	Lake at Las Vegas Joint Venture, LLC
27,290,363	PIK Term Loan, 15.31%, 06/20/12(e)	12,690,019
3,611,111	Synthetic Revolver, 10.20%, 06/20/12(e)	1,679,167

		23,744,186

HEALTHCARE — ACUTE CARE — 0.5%
	LifeCare Holdings, Inc.
989,873	Term Loan, 8.20%, 08/11/12	876,652

HEALTHCARE — MEDICAL PRODUCTS — 4.1%
	Graceway Pharmaceuticals, LLC
2,000,000	Mezzanine Loan, 13.45%, 11/01/13	1,660,000
	Rotech Healthcare, Inc.
6,413,395	PIK Term Loan, 11.36%, 09/26/11	5,707,921

		7,367,921

HOUSING — REAL ESTATE DEVELOPMENT — 10.2%
	Metroflag BP, LLC/Metroflag Cable, LLC
5,000,000	Second Lien Term Loan, 13.65%, 07/06/08	4,500,000
	MPH Mezzanine II, LLC
10,000,000	Mezzanine 2B, 7.90%, 02/09/08(b)	9,987,800
	MPH Mezzanine III, LLC
4,000,000	Mezzanine 3, 9.34%, 02/09/08	3,990,000

		18,477,800

INFORMATION TECHNOLOGY — 0.3%
	Metrologic Instruments, Inc.
500,000	Second Lien Term Loan, 11.45%, 12/21/13	481,875

MANUFACTURING — 0.9%
	Latham Manufacturing Corp.
1,931,388	New Term Loan, 8.52%, 06/30/12	1,709,279

RETAIL — 2.5%
	Totes Isotoner Corp.
4,877,228	Second Lien Term Loan, 10.83%, 01/31/14	4,584,594

SERVICE — ENVIRONMENTAL SERVICES — 5.3%
	LVI Services, Inc.
10,086,339	Tranche B Term Loan, 9.91%, 11/16/11	9,695,493

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

Principal ($)		Value ($)

SERVICE — OTHER SERVICES — 1.0%
	NES Rentals Holdings, Inc.
2,000,000	Permanent Term Loan, 12.13%, 07/20/13	1,880,000

TRANSPORTATION — AUTO — 4.4%
	BST Safety Textiles Acquisition GmbH
665,500	Second Lien Facility, 12.49%, 06/30/09	598,950
	Motor Coach Industries International, Inc.
7,662,162	PIK Second Lien, 13.64%, 12/01/08	7,432,298

		8,031,248

UTILITIES — 4.3%
	Entegra Power Group, LLC
8,264,857	PIK Third Lien Term Loan, 10.83%, 10/19/15	7,753,510

WIRELESS COMMUNICATIONS — 2.6%
	Clearwire Corp.
4,987,500	Term Loan, 11.15%, 07/03/12	4,812,938

	Total Senior Loans (cost $172,517,898)	150,967,130

Corporate Notes and Bonds — 59.6%
BROADCASTING — 0.9%
	Young Broadcasting, Inc.
2,000,000	10.00%, 03/01/11	1,572,500

CONSUMER NON-DURABLES — 4.0%
	Ames True Temper, Inc.
2,000,000	10.00%, 07/15/12	1,110,000
	Solo Cup Co.
7,000,000	8.50%, 02/15/14	6,055,000

		7,165,000

DIVERSIFIED MEDIA — 4.6%
	Baker & Taylor, Inc.
8,300,000	11.50%, 07/01/13(f)	8,258,500

ENERGY — EXPLORATION & PRODUCTION — 7.3%
	Energy XXI Gulf Coast
6,200,000	10.00%, 06/15/13	5,719,500
	Helix Energy Solutions Group, Inc.
2,500,000	9.50%, 01/15/16(f)	2,556,250
	McMoran Exploration Co.
5,000,000	11.88%, 11/15/14	5,043,750

		13,319,500

FOOD/TOBACCO — FOOD/TOBACCO PRODUCERS — 3.1%
	Pinnacle Foods Group, Inc.
6,500,000	10.63%, 04/01/17(f)	5,622,500

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

Principal ($)		Value ($)

GAMING/LEISURE — OTHER LEISURE — 5.2%
	Six Flags, Inc.
2,267,000	4.50%, 05/15/15	1,646,409
	Tropicana Entertainment Resorts Holdings, L.P.
12,199,000	9.63%, 12/15/14	7,807,360

		9,453,769

HEALTHCARE — ACUTE CARE — 4.0%
	Argatroban Royalty Sub, LLC
4,389,424	18.50%, 09/21/14	4,411,371
	HCA, Inc.
1,800,000	7.69%, 06/15/25	1,499,222
	Tenet Healthcare Corp.
1,500,000	9.88%, 07/01/14	1,436,250

		7,346,843

HEALTHCARE — MEDICAL PRODUCTS — 3.4%
	Angiotech Pharmaceuticals, Inc.
5,000,000	7.75%, 04/01/14	4,212,500
	Encysive Pharmaceuticals, Inc.
4,000,000	2.50%, 03/15/12	1,995,000

		6,207,500

HOUSING — BUILDING MATERIALS — 0.4%
	Masonite Corp.
1,000,000	11.00%, 04/06/15	785,000

HOUSING — REAL ESTATE DEVELOPMENT — 9.5%
	Realogy Corp.
5,000,000	10.50%, 04/15/14(f)	3,750,000
21,500,000	12.38%, 04/15/15(f)	13,598,750

		17,348,750

INFORMATION TECHNOLOGY — 4.6%
	Freescale Semiconductor, Inc.
3,000,000	9.13%, 12/15/14(f)	2,565,000
7,000,000	10.13%, 12/15/16	5,810,000

		8,375,000

RETAIL — 3.0%
	Dollar General Corp.
3,000,000	10.63%, 07/15/15(f)	2,767,500
	Rite Aid Corp.
1,250,000	9.38%, 12/15/15	1,043,750
2,000,000	9.50%, 06/15/17	1,665,000

		5,476,250

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

Principal ($)		Value ($)

TELECOMMUNICATIONS — 2.8%
	Intelsat Bermuda, Ltd.
5,000,000	10.83%, 06/15/13(g)	5,150,000

TRANSPORTATION — AUTO — 6.8%
	Delphi Corp.
1,500,000	6.55%, 06/15/06(e)	900,000
2,500,000	6.50%, 05/01/09(e)	1,512,500
2,667,000	6.50%, 08/15/13(e)	1,560,195
3,500,000	7.13%, 05/01/29(e)	2,152,500
	Motor Coach Industries International, Inc.
12,000,000	11.25%, 05/01/09	6,300,000

		12,425,195

	Total Corporate Notes and Bonds (cost $128,342,264)	108,506,307

Claims — 0.9%
AEROSPACE — AIRLINES — 0.6%
	Northwest Airlines, Inc.
3,000,000	ALPA Trade Claim, 08/21/13	108,750
2,500,000	Bell Atlantic Trade Claim, 08/21/13	90,625
2,500,000	EDC Trade Claims, 08/21/13	90,625
5,326,500	Flight Attendant Claim, 08/21/13	193,086
1,500,000	GE Trade Claim, 08/21/13	54,375
4,728,134	IAM Trade Claim, 08/21/13	171,395
3,433,116	Lambert Leasing Trade Claim, 08/21/13(d)	124,450
5,000,000	Pinnacle Trade Claim, 08/21/13	181,250
3,512,250	Retiree Claim, 08/21/13	127,319

		1,141,875

CABLE — US CABLE — 0.3%
4,056,000	Adelphia Communications, 06/15/11	441,090

	Total Claims (cost $9,506,305)	1,582,965

Shares
Common Stocks — 28.0%
AEROSPACE — AIRLINES — 6.3%
787,799	Northwest Airlines, Inc.(h)	11,430,959

CABLE — US CABLE — 0.8%
50,336	Time Warner Cable, Inc.(h)	1,389,264

DIVERSIFIED MEDIA — 0.7%
35,000	Gannett Co., Inc.	1,365,000

FINANCIAL — 0.2%
17,500	Guaranty Financial Group, Inc.(h)	280,000
7,731	Jer Investors Trust, Inc., REIT	83,263

		363,263

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

Principal ($)		Value ($)

FOREST PRODUCTS — PAPER — 0.6%
52,500	Temple-Inland, Inc.	1,094,625

GAMING/LEISURE — OTHER LEISURE — 0.7%
26,923	Starwood Hotels & Resorts Worldwide, Inc.	1,185,420

HEALTHCARE — MEDICAL PRODUCTS — 3.3%
221,600	PDL BioPharma, Inc.(h)	3,882,432
636,900	TLC Vision Corp.(h)	2,120,877

		6,003,309

HOUSING — BUILDING MATERIALS — 0.1%
13,125	Owens Corning, Inc.(h)	265,388

HOUSING — REAL ESTATE DEVELOPMENT — 0.2%
17,500	Forestar Real Estate Group, Inc.(h)	412,825

Shares
METALS/MINERALS — OTHER METALS/MINERALS — 6.5%
208,439	Alcoa, Inc	7,618,446
62,112	RTI International Metals, Inc.(h)	4,281,380

		11,899,826

TELECOMMUNICATIONS — 4.4%
1,256,635	Communications Corp. of America(b)(h)	8,014,818

TRANSPORTATION — AUTO — 1.7%
107,852	The Goodyear Tire & Rubber Co.(h)	3,043,583

UTILITIES — 2.5%
136,750	Entegra TC, LLC(h)	4,461,469

	Total Common Stocks (cost $61,659,547)	50,929,749

Total Investments — 171.4%		311,986,151

(cost of $372,026,014)(i)
Other Assets & Liabilities, Net — (71.4)%		(129,971,099)

Net Assets — 100.0%		182,015,052

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. (Unless otherwise identified, all senior loans carry a variable rate interest.) These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at December 31, 2007. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS — (Continued)

(b)	Represents fair value as determined by the Investment Adviser, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors. Securities with a total aggregate market value of $37,888,863, or 20.8% of net assets, were valued under fair value by the Investment Adviser as of December 31, 2007.

(c)	Senior Loan has additional unfunded loan commitment. See Note 6.

(d)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(e)	The issuer is in default of certain debt covenants. Income is not being accrued.

(f)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At December 31, 2007, these securities amounted to $39,118,500 or 21.5% of net assets. These securities have been determined by the Company’s investment adviser to be liquid securities.

(g)	Floating rate note. The interest rate shown reflects the rate in effect at December 31, 2007.

(h)	Non-income producing security.

(i)	Cost for U.S. federal income tax purposes is $372,026,014.

PIK	Payment in Kind

REIT	Real Estate Investment Trust

See accompanying Notes to Financial Statements.

Highland Distressed Opportunities, Inc.

STATEMENT OF ASSETS AND LIABILITIES
As of December 31, 2007

($)

ASSETS:
Investments, at value (cost $372,026,014)	311,986,151
Cash	4,291,098
Receivable for:
Receivable for investments sold	24,628,173
Dividend and interest receivable	5,951,790
Other assets	66,712

Total assets	346,923,924

LIABILITIES:
Notes payable (Note 4)	142,000,000
Net discount and unrealized depreciation on unfunded transactions	16,228
Payables for:
Investments purchased	19,387,884
Investment advisory fee payable (Note 3)	1,812,285
Administration fee payable (Note 3)	317,150
Incentive fee (Note 3)	383,951
Interest expense payable (Note 4)	759,465
Directors’ fees (Note 3)	592
Accrued expenses and other liabilities	231,317

Total liabilities	164,908,872

Stockholders’ equity (net assets)	182,015,052

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717
Paid-in capital	253,163,644
Undistributed net investment income	3,420,147
Accumulated net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(14,547,689)
Net unrealized appreciation/(depreciation) on investments and translation of assets and liabilities in foreign currency	(60,038,767)

Stockholders’ equity (net assets)	182,015,052

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	10.27

See accompanying Notes to Financial Statements

Highland Distressed Opportunities, Inc.

STATEMENT OF OPERATIONS

For the Period Ended
December 31, 2007(a)
($)

Investment Income:
Interest Income	30,536,959
Dividends (net of foreign taxes withheld)	792,762

Total investment income	31,329,721

Expenses:
Investment advisory fees (Note 3)	6,306,869
Incentive fees (Note 3)	2,475,541
Administration fees (Note 3)	1,103,702
Accounting service fees	123,913
Transfer agent fees	24,500
Professional fees	523,596
Directors’ fees	35,441
Custody fees	50,956
Registration fees	20,247
Delaware franchise tax expense	119,367
Organization expense (Note 3)	170,383
Rating agency fees	57,003
Other expense	181,109

Total operating expenses	11,192,627
Interest expense (Note 4)	7,407,511

Total expenses	18,600,138

Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(4,359,935)

Net expenses	14,240,203

Net investment income	17,089,518

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(14,507,557)
Net realized gain/(loss) on total return swaps	172,955
Net realized gain/(loss) on foreign currency transactions	33,337
Net change in unrealized appreciation/(depreciation) on investments	(60,039,863)
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	1,096

Net realized and unrealized gain/(loss) on investments	(74,340,032)

Net decrease in stockholders’ equity (net assets) resulting from operations	(57,250,514)

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

See accompanying Notes to Financial Statements

Highland Distressed Opportunities, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)
For the Period Ended December 31, 2007(a)

							Total
				Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,285	247,965,312	—	—	—	247,982,597
Distributions reinvested	99,138	99	1,328,558	—	—	—	1,328,657
Capital contribution, 02/20/07(b)	—	—	87,596	—	—	—	87,596
Distributions declared	—	—	—	(13,915,795)	—	—	(13,915,795)
Offering cost	—	—	(1,217,489)	—	—	—	(1,217,489)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	17,335,942	(14,547,689)	(60,038,767)	(57,250,514)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052

(a)	Highland Distressed Opportunities, Inc. (the “Company”) commenced operations on January 18, 2007.

(b)	On February 20, 2007, the Company’s investment adviser contributed an additional $87,596 in capital to the Company prior to the offering. No additional shares were issued in conjunction with this transaction.

See accompanying Notes to Financial Statements

Highland Distressed Opportunities, Inc.

STATEMENT OF CASH FLOWS
For the Period Ended December 31, 2007(a)

($)

Cash Flow Used in Operating Activates:
Net decrease in stockholders’ equity (net assets) resulting from operations	(57,250,514)
Adjustments to reconcile net decrease in stockholders’ equity (net assets) resulting from operations:
Net realized gain/(loss) on investments, total return swaps and foreign currency transactions	14,301,265
Net change in unrealized appreciation/(depreciation) on investments and translation of assets and liabilities denominated in foreign currency	60,038,767
Purchase of investment securities	(1,255,368,821)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	870,095,540
Increase in dividends, interest and fees receivable	(5,951,790)
Increase in receivable for investments sold	(24,628,173)
Increase in other assets	(66,712)
Net amortization/(accretion) of premium/(discount)	(1,260,290)
Increase in payable for investments purchased	19,387,884
Increase in payables to related parties	2,513,978
Net realized gain/(loss) on total return swaps	172,955
Net realized and change in unrealized gain/(loss) on foreign currency	34,433
Increase in interest payable	759,465
Increase in other liabilities	247,545

Net cash flow used in operating activities	(376,974,468)

Cash Flows Provided by Financing Activities:
Net proceeds from issuance of common stock	251,852,704
Increase in notes payable(b)	142,000,000
Distributions paid in cash	(12,587,138)

Net cash flow provided by financing activities	381,265,566

Net increase in cash	4,291,098

Cash:
Beginning of the period	—
End of the period	4,291,098

Supplemental Information:
Interest paid during the period	6,648,046

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	During the period, $4 million was borrowed from an affiliate and repaid. See Note 9 for details.

See accompanying Notes to Financial Statements.

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1.	Organization

Highland Distressed Opportunities, Inc. (the “Company”), is a non-diversified closed-end company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was incorporated under the laws of Delaware on August 22, 2006. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. In management’s opinion, the audited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements.

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

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

2. Preliminary valuation conclusions will then be documented and discussed with Highland Capital Management, L.P.’s (the “Investment Adviser”) senior management.

3. The valuation committee, comprised of the Investment Adviser’s investment professionals, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review some or all of these preliminary valuations at least annually.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the period January 18, 2007 (commencement of operations) through December 31, 2007, approximately $2.6 million of PIK interest income was recorded.

(e)	Taxation — general

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Federal income and excise taxes. However, depending on the level of taxable income earned in a year, the Company may choose to carry forward taxable income in excess of distributions and pay the 4% excise tax on the difference. Additionally, the Company is subject to franchise taxes in the state of Delaware.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission (“SEC”) delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of December 31, 2007, the Company has evaluated the implications of FIN 48 and determined that there is no material impact on the financial statements.

(f)	Taxation of distributions

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Payment of distributions

Distributions to common stockholders are recorded as of the date of declaration. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

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

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(k)	Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of December 31, 2007.

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

The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees paid or accrued for the period January 18, 2007 (commencement of operations) through December 31, 2007. (See Note 3 for additional information.)

Note 3.	Agreements

The Company has entered into an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a base management fee and an incentive fee from the Company.

The base management fee is equal to 2.00% per annum of the Company’s Managed Assets. Managed Assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is payable quarterly in arrears; however, the Investment Adviser contractually agreed to waive or reimburse the Company for all base management fees during the first three months of the Company’s operations and half of all the base management fees during the next three months of the Company’s operations. This contractual waiver expired on August 31, 2007. For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser waived management fees of approximately $2.7 million.

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

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7.00% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s commencement of operations until December 31, 2007, the Investment Adviser voluntarily has agreed to waive or reimburse the “Catch-Up” Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser voluntarily waived Incentive Fees of approximately $1.7 million.

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The second part of the Incentive Fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year. For the period January 18, 2007 (commencement of operations) through December 31, 2007, no capital gains incentive fees were earned by the Investment Adviser.

Pursuant to a separate administration agreement, the Investment Adviser furnishes the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

administration agreement, the Investment Adviser has delegated certain administrative functions to PFPC Inc. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the period January 18, 2007 (commencement of operations) through December 31, 2007, the Investment Adviser earned administration fees of approximately $1.1 million.

The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “Measuring Period”), the sum of (a) the Company’s aggregate distributions to its stockholders plus (b) the change in the Company’s net assets, equals or exceeds 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of December 31, 2007, the Company was under no obligation to make a payment to the Investment Adviser.

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

At December 31, 2007, the Company had borrowings outstanding under the Facility of $142.0 million. The interest rate charged on this loan as of December 31, 2007 was approximately 5.41%. The average daily loan balance was approximately $178.5 million at a weighted average interest rate of approximately 5.35%. Interest expense incurred during the three months ended December 31, 2007 was approximately $7.1 million.

Note 5.	Net Asset Value Per Share

At December 31, 2007, the Company’s total net assets and net asset value per share were $182,015,052 and $10.27, respectively.

Note 6.	Unfunded Loan Commitments

As of December 31, 2007, the Company’s portfolio had unfunded loan commitments of approximately $0.8 million. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

Borrower	Unfunded Loan Commitment

Comcorp Broadcasting, Inc.	$848,228

$848,228

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Portfolio Information

For the period January 18, 2007 (commencement of operations) through December 31, 2007, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $1,255,368,821 and $870,095,540, respectively.

Note 8.	Certain Transactions

On January 19, 2007, the Company entered into a warehouse arrangement in the form of a total return swap with the Bank of Nova Scotia, (“Scotia”). As of February 15, 2007, the notional value of the portfolio was approximately $124 million. The Company had the option, exercisable by the Company not later than March 15, 2007, to acquire the underlying assets in the total return swap at their value at the time of exercise. Upon entering into the warehouse arrangement the Company posted $9 million in collateral in a segregated account at the Company’s custodian. Prior to the termination of the warehouse arrangement, Scotia recorded the positive total return, if any, on such assets net of the warehouse arrangement’s financing cost in a collection account. To the extent there was a negative total return and the collection account had a negative balance, collateral was transferred from the collateral account to the collection account. The Company had no obligation to post additional collateral. If at any time the value of the collateral and collection account, as a percentage of the book value of the bank loans and other assets, was less than 5.00%, or 3.50% under certain circumstances, and the Company did not choose to post additional collateral by the next business day, Scotia would have the right to terminate the warehouse arrangement, dispose of all of the assets and charge the Company for any cumulative negative total return up to the remaining amount of the posted collateral. On February 26, 2007, the Company exercised the option to acquire the underlying assets. Purchases from the entire underlying portfolio were settled on June 21, 2007. The net realized gain on the warehouse arrangement was approximately $172,956, and is recorded on the Statement of Operations as net realized gain/(loss) on total return swaps. As of December 31, 2007, the Company did not have any investments in total return swaps.

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

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financial Highlights

The following is a schedule of financial highlights for the period ended December 31, 2007:

	Period Ended December 31, 2007(a)

Net asset value, beginning of period	$14.33	(b)

Net investment income	0.97
Net realized and unrealized loss on investments	(4.43)

Total from investment operations	(3.46)
Common Stock Offering Cost	(0.07)
Capital Contribution	0.26	(c)
Distributions Paid	(0.79)

Net asset value, end of period	$10.27

Market price per share, beginning of period	$15.00
Market price per share, end of period	$8.57
Total investment return(d)
Based on net asset value per share	(23.30	)%(e)
Based on market price per share	(38.85	)%(e)
Net assets, end of period(f)	$182,015
Ratios to Average Net Assets/Supplemental Data(g):
Total operating expenses	5.74%
Interest expense	3.80%
Waiver/reimbursement	2.24%
Net expense(h)	7.30%
Net investment income	8.77%
Portfolio turnover rate	224	%(e)

(a)	The Company commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

(c)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Company prior to the Offering. No additional shares were issued in the transaction. The contribution per share is based on the pre-offering share amount of 333,333.33

(d)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of distributions.

(e)	Not annualized.

(f)	Dollars in thousands.

(g)	Ratios to average net assets are calculated using the net assets for the period starting from the Offering on February 27, 2007 through December 31, 2007.

(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.

Highland Distressed Opportunities, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Tax Information and Distributions to Stockholders

On November 6, 2007, the Company’s Board declared a fourth quarter distribution of $0.2625 per share, which was paid on December 31, 2007 to common stockholders of record on December 21, 2007.

Reclassifications are made to the Company’s capital accounts for permanent tax differences to reflect income and gains available for distribution (or available capital loss carryforwards) under income tax regulations.

For the period ended December 31, 2007, permanent differences resulting primarily from bond bifurcation, realized swap gain/(loss) reclass and section 988 gain/(loss) were identified and reclassified among the components of the Company’s net assets as follows:

Undistributed Net Investment Income	$246,424
Accumulated Net Realized Loss	$(246,424)

The tax character of distributions paid during the period ended December 31, 2007 was as follows:

Distributions Paid from:	2007

Ordinary income*	$13,915,795
Long-term capital gains	$—

*	For tax purposes short-term capital gains distributions, if any, are considered ordinary income distributions.

As of December 31, 2007, the components of distributable earnings on a tax basis were as follows:

Capital loss carryforward*	$(9,946,969)
Undistributed ordinary income	$3,525,488
Undistributed long-term capital gains	$—
Net unrealized appreciation/(depreciation)	$(60,038,767)

*	The accumulated losses of $9,946,969 to offset future capital gains, if any, expire on December 31, 2015.

For the period ended December 31, 2007, the Company elected to defer capital losses of $4,600,720 attributable to post-October losses.

Unrealized appreciation and depreciation at December 31, 2007, based on cost of investments for U.S. federal income tax purposes and excluding any unrealized appreciation and depreciation from changes in the value of other assets and liabilities resulting from changes in exchange rates was:

Unrealized appreciation	$2,429,611
Unrealized depreciation	(62,469,474)

Net unrealized depreciation	$(60,039,863)

The percentage of the income distributions qualifying for the dividends-received deduction available to corporations is 5.48%.

Note 12.	Impact of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but is not expected to result in any changes to the fair value measurements of the investments. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company has evaluated the implications of FAS 157 and concluded that there is no material impact on the financial statements.

Note 13.	Subsequent Event

On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share, payable on March 31, 2008 to common stockholders of record on March 20, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our President and Secretary and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained, if applicable, in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained, if applicable, in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Refer to Item 8 above.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company.(2)
3.2	Bylaws of the Company.(1)
4.1	Form of Specimen Certificate.(2)
10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)
10.2	Form of Custodian Services Agreement between Company and PFPC Inc.(1)
10.3	Form of Administration Services Agreement between Company and PFPC Inc.(2)
10.4	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)
10.5	Form of Accounting Services Agreement.(1)
10.6	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)
10.7	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)
10.8	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)
10.9	Form of Agreement Regarding Payment of Sales Load.(2)
10.10	Form of Fee Waiver Agreement.(2)
10.11	Confirmation Agreement between the Company and the Bank Nova Scotia.(2)
24.1	Power of Attorney.(3)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a)(3).(3)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a)(3).(3)
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(3)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Signature:	/s/ James D. Dondero
Name:     James D. Dondero

Title:	President (Principal Executive Officer)

Dated: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James D. Dondero James D. Dondero		President (Principal Executive Officer)

/s/ M. Jason Blackburn M. Jason Blackburn		Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ R. Joseph Dougherty R. Joseph Dougherty		Director, Chairman of the Board and Senior Vice President

*Timothy K. Hui Timothy K. Hui		Director

*Scott F. Kavanaugh Scott F. Kavanaugh		Director

*James F. Leary James F. Leary		Director

*Bryan A. Ward Bryan A. Ward		Director

By*	/s/ M. Jason Blackburn M. Jason Blackburn Attorney-in-Fact

Dated: March 20, 2008