Form 10-Q
period 2008-03-31
Highland Distressed Opportunities, Inc.
filed 2008-05-05
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file number:  814-00729

Highland Distressed Opportunities, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	205423854
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 5, 2008, there were 17,716,771 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

Page
PART I Financial Information
Item 1. Financial Statements	3
Schedule of Investments—As of March 31, 2008 (unaudited)	3
Statement of Assets and Liabilities—As of March 31, 2008 (unaudited) and December 31, 2007	9
Statement of Operations (unaudited)—For the quarter ended March 31, 2008 and for the period January 18, 2007* through March 31, 2007	10
Statement of Changes in Stockholders’ Equity (Net Assets) (unaudited)—For the quarter ended March 31, 2008 and for the period January 18, 2007* through December 31, 2007	11
Statement of Cash Flows (unaudited)—For the quarter ended March 31, 2008 and for the period January 18, 2007* through March 31, 2007	12
Notes to Financial Statements (unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350

*	Commencement of operations

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) - 92.6%

AEROSPACE — AEROSPACE/DEFENSE - 2.7%

IAP Worldwide Services, Inc.
First Lien Term Loan, 11.50%, 12/30/12	4,936,869	4,947,844	4,017,377

BROADCASTING - 13.2%
Comcorp Broadcasting, Inc.
Revolving Loan, 8.97%, 10/02/12 (b) (c)	1,288,051	1,288,051	1,238,590
Term Loan, 8.75%, 04/02/13 (b)	18,849,521	18,471,568	18,125,699

		19,759,619	19,364,289

CABLE — US CABLE - 3.1%
CellNet Group, Inc.
Second Lien, 6.86%, 10/22/11	1,000,000	1,000,000	882,500
WideOpen West Finance, LLC
Second Lien Term Loan, 11.45%, 06/29/15	5,000,000	4,909,255	3,625,000

		5,909,255	4,507,500

DIVERSIFIED MEDIA - 1.0%
Penton Media, Inc.
Second Lien Term Loan, 8.27%, 02/01/14	2,000,000	2,040,934	1,530,000

ENERGY — EXPLORATION & PRODUCTION - 3.2%
TARH E&P Holdings, L.P.
First Lien Term Loan, 9.83%, 06/29/12	5,000,000	5,000,000	4,625,000

ENERGY — OTHER ENERGY - 4.6%
Resolute Aneth, LLC
Second Lien Term Loan, 9.51%, 06/26/13	7,500,000	7,500,000	6,787,500

FINANCIAL - 9.4%
Emerson Reinsurance Ltd.
Tranche C Term Loan, 10.85%, 12/15/11	1,500,000	1,493,784	1,387,500
Flatiron Re Ltd.
Closing Date Term Loan, 9.49%, 12/29/10	383,291	386,914	367,959
Delayed Draw Term Loan, 9.49%, 12/29/10	185,657	187,412	178,230
Kepler Holdings Ltd.
Term Loan, 10.70%, 06/30/09	5,000,000	5,017,590	4,800,000
Penhall International Corp.
Term Loan, 12.82%, 04/01/12	7,938,145	7,816,833	7,064,949

		14,902,533	13,798,638

FOREST PRODUCTS — PACKAGING - 0.3%
Tegrant Corp.
Second Lien Term Loan, 10.35%, 03/07/15	1,000,000	1,000,000	455,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)

GAMING/LEISURE — OTHER LEISURE - 13.0%
Fontainebleau Florida Hotel, LLC
Tranche C Term Loan, 11.11%, 06/06/12	10,000,000	10,000,000	8,150,000
Lake at Las Vegas Joint Venture, LLC
Revolving Loan Credit-Linked Deposit, 10.20%, 12/22/14 (d)	3,611,111	3,611,111	1,238,611
Term Loan, 17.31%, 12/22/14 (d)	28,104,031	28,104,031	9,639,683

		41,715,142	19,028,294

HEALTHCARE — ACUTE CARE - 0.6%
LifeCare Holdings, Inc.
Term Loan, 6.95%, 08/11/12	987,342	965,393	852,076

HEALTHCARE — MEDICAL PRODUCTS - 1.1%
Graceway Pharmaceuticals, LLC
Mezzanine Loan, 13.45%, 11/01/13	2,000,000	1,658,088	1,540,000

HOUSING — REAL ESTATE DEVELOPMENT - 15.6%
MetroFlag BP, LLC / Metroflag Cable, LLC
Second Lien Term Loan, 11.56%, 07/06/08	5,000,000	5,000,000	4,600,000
MPH Mezzanine II, LLC
Mezzanine 2B, 7.48%, 02/09/08 (b) (d)	10,000,000	10,000,000	9,540,000
MPH Mezzanine III, LLC
Mezzanine 3, 8.48%, 02/09/08 (d)	4,000,000	4,000,000	3,800,000
Pacific Clarion, LLC
Term Loan, 15.00%, 01/23/09 (b) (e)	4,950,573	4,884,441	4,869,052

		23,884,441	22,809,052

INFORMATION TECHNOLOGY - 0.3%
Metrologic Instruments, Inc.
Second Lien Term Loan, 8.95%, 12/21/13	500,000	507,541	470,000

MANUFACTURING - 1.0%
Latham Manufacturing Corp.
New Term Loan, 8.75%, 06/30/12	1,926,486	1,924,554	1,387,070

RETAIL - 2.9%
Totes Isotoner Corp.
Second Lien Term Loan, 8.63%, 01/31/14	4,877,228	4,918,842	4,267,574

SERVICE — ENVIRONMENTAL SERVICES - 6.2%
LVI Services, Inc.
Tranche B Term Loan, 7.46%, 11/16/11	10,060,609	9,978,892	9,104,851

SERVICE — OTHER SERVICES - 1.1%
NES Rentals Holdings, Inc.
Permanent Term Loan, 10.63%, 07/20/13	2,000,000	2,032,469	1,645,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)

TRANSPORTATION — AUTO - 5.4%
BST Safety Textiles Acquisition GmbH
Second Lien Facility, 10.03%, 06/30/09	665,500	666,656	582,312
Gainey Corp.
Term Loan, 10.04%, 04/20/12	964,521	630,713	443,680
Motor Coach Industries International, Inc.
PIK Second Lien, 13.64%, 12/01/08	7,713,301	7,815,845	6,826,272

		9,113,214	7,852,264

UTILITIES - 4.9%
Entegra Power Group, LLC
PIK Third Lien Term Loan, 8.70%, 10/19/15	8,491,114	8,418,464	7,123,366

WIRELESS COMMUNICATIONS - 3.0%
Clearwire Corp.
Term Loan, 11.15%, 07/03/12	4,975,000	4,975,000	4,378,000

Total Senior Loans		171,152,225	135,542,851

Corporate Notes and Bonds - 75.2%

BROADCASTING - 0.9%
Young Broadcasting, Inc.
10.00%, 03/01/11	2,000,000	1,992,415	1,265,000

CONSUMER NON-DURABLES - 4.1%
Solo Cup Co.
8.50%, 02/15/14	7,000,000	6,143,543	5,950,000

DIVERSIFIED MEDIA - 5.1%
Baker & Taylor, Inc.
11.50%, 07/01/13 (f)	8,300,000	8,756,504	7,521,875

ENERGY — EXPLORATION & PRODUCTION - 10.8%
Energy XXI Gulf Coast, Inc.
10.00%, 06/15/13	12,200,000	10,896,741	10,187,000
Helix Energy Solutions Group, Inc.
9.50%, 01/15/16 (f)	2,500,000	2,500,000	2,512,500
McMoran Exploration Co.
11.88%, 11/15/14	3,000,000	3,000,000	3,045,000

		16,396,741	15,744,500

FOOD/TOBACCO — BEVERAGES & BOTTLING - 3.8%
Pinnacle Foods Group, Inc.
10.63%, 04/01/17	6,500,000	6,561,250	5,557,500

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Corporate Notes and Bonds (continued)

GAMING/LEISURE — OTHER LEISURE - 5.0%
Six Flags, Inc.
4.50%, 05/15/15	1,727,000	1,924,875	928,262
Tropicana Entertainment Resorts Holdings, L.P.
9.63%, 12/15/14	12,199,000	10,266,880	6,389,226

		12,191,755	7,317,488

HEALTHCARE — ACUTE CARE - 8.2%
Argatroban Royalty Sub, LLC
18.50%, 09/21/14	4,131,674	4,131,674	4,152,332
Azithromycin Royalty Sub, LLC
16.00%, 05/15/19	5,000,000	4,976,863	5,025,000
HCA, Inc.
7.69%, 06/15/25	1,800,000	1,465,225	1,435,583
Tenet Healthcare Corp.
9.88%, 07/01/14	1,500,000	1,513,826	1,458,750

		12,087,588	12,071,665

HEALTHCARE — ALTERNATE SITE SERVICES - 1.1%
Select Medical Corp.
8.45%, 09/15/15 (g)	2,000,000	1,647,000	1,570,000

HEALTHCARE — MEDICAL PRODUCTS - 10.9%
Angiotech Pharmaceuticals, Inc.
7.75%, 04/01/14	5,000,000	4,573,541	3,075,000
Celtic Pharma Phinco B.V.
17.00%, 06/15/12	8,999,999	8,506,941	9,044,999
Encysive Pharmaceuticals, Inc.
2.50%, 03/15/12	4,000,000	2,733,997	3,865,000

		15,814,479	15,984,999

HOUSING — BUILDING MATERIALS - 0.5%
Masonite Corp.
11.00%, 04/06/15	1,000,000	1,000,000	695,000

HOUSING — REAL ESTATE DEVELOPMENT - 11.2%
Realogy Corp.
10.50%, 04/15/14	5,000,000	4,960,574	3,387,500
12.38%, 04/15/15	29,000,000	20,956,790	13,050,000

		25,917,364	16,437,500

INFORMATION TECHNOLOGY - 4.8%
Freescale Semiconductor, Inc.
9.13%, 12/15/14 (f)	3,000,000	2,998,161	2,205,000
10.13%, 12/15/16	7,000,000	7,000,000	4,760,000

		9,998,161	6,965,000

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Corporate Notes and Bonds (continued)

RETAIL - 3.7%
Dollar General Corp.
10.63%, 07/15/15	3,000,000	2,780,672	2,910,000
Rite Aid Corp.
9.38%, 12/15/15	1,250,000	1,233,055	987,500
9.50%, 06/15/17	2,000,000	1,969,699	1,580,000

		5,983,426	5,477,500

SERVICE — OTHER SERVICES - 0.6%
Neff Corp.
10.00%, 06/01/15	2,000,000	957,500	960,000

TRANSPORTATION — AUTO - 4.5%
Delphi Corp.
6.50%, 05/01/09 (d)	2,500,000	1,850,000	825,000
6.50%, 08/15/13 (d)	2,667,000	1,861,483	853,440
6.55%, 06/15/16 (d)	1,500,000	1,151,250	480,000
7.13%, 05/01/29 (d)	3,500,000	2,565,250	1,120,000
Motor Coach Industries International, Inc.
11.25%, 05/01/09	12,000,000	10,740,977	3,300,000

		18,168,960	6,578,440

Total Corporate Notes and Bonds		143,616,686	110,096,467

Claims - 0.9%

AEROSPACE — AIRLINES - 0.7%
Northwest Airlines, Inc.
ALPA Trade Claim, 08/21/13	3,000,000	659,420	99,360
Bell Atlantic Trade Claim, 08/21/13	2,500,000	735,130	82,800
EDC Trade Claims, 08/21/13	2,500,000	772,468	82,800
Flight Attendant Claim, 08/21/13	5,326,500	1,144,392	176,414
GE Trade Claim, 08/21/13	1,500,000	460,536	49,680
IAM Trade Claim, 08/21/13	4,728,134	1,088,341	156,596
Lambert Leasing Trade Claim, 08/21/13 (h)	3,433,116	896,468	113,705
Pinnacle Trade Claim, 08/21/13	5,000,000	1,401,190	165,600
Retiree Claim, 08/21/13	3,512,250	754,602	116,326

		7,912,547	1,043,281

CABLE — US CABLE - 0.2%
Adelphia Communications Corp.
06/15/11	4,056,000	64,490	324,480

Total Claims		7,977,037	1,367,761

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Shares	Cost ($)	Value ($)
Common Stocks - 17.5%

AEROSPACE — AIRLINES - 0.9%
Northwest Airlines, Inc. (i)	145,984	1,190,444	1,312,398

CABLE — US CABLE - 0.9%
Time Warner Cable, Inc. (i)	51,127	1,900,532	1,277,159

FOREST PRODUCTS — PAPER - 0.5%
Temple-Inland, Inc.	52,500	1,839,716	667,800

METALS/MINERALS — OTHER METALS/MINERALS - 7.0%
Alcoa, Inc	208,439	8,240,259	7,516,310
RTI International Metals, Inc. (i)	62,112	5,129,522	2,808,084

		13,369,781	10,324,394

TELECOMMUNICATIONS - 5.5%
Communications Corp. of America (b) (i)	1,256,635	7,187,203	8,017,331

UTILITIES - 2.7%
Entegra TC, LLC (i)	136,750	6,346,675	3,931,563

Total Common Stocks		31,834,351	25,530,645

Total Investments - 186.2%		354,580,299	272,537,724

Other Assets & Liabilities, Net — (86.2)%			(126,203,212)

Net Assets - 100.0%			146,334,512

(a)
Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. (Unless otherwise identified by footnote (e), all senior loans carry a variable rate interest.) These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at March 31, 2008. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)
Represents fair value as determined by the Company’s investment adviser, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors. Securities with a total aggregate market value of $41,790,672, or 28.6% of net assets, were valued under fair value by the Company’s investment adviser as of March 31, 2008.

(c)	Senior loan has additional unfunded loan commitment. See Note 6.

(d)	The issuer is in default of certain debt covenants. Income is not being accrued.

(e)	Fixed rate senior loan.

(f)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At March 31, 2008, these securities amounted to $12,239,375 or 8.4% of net assets.

(g)	Floating rate note. The interest rate shown reflects the rate in effect at March 31, 2008.

(h)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(i)	Non-income producing security.
PIK    Payment-in-Kind
See accompanying Notes to Financial Statements.

STATEMENT OF ASSETS AND LIABILITIES
Highland Distressed Opportunities, Inc.

	As of
	March 31, 2008	As of
	(unaudited)	December 31, 2007
	($)	($)
Assets:
Investments, at value (cost $354,580,299 and $372,026,014, respectively)	272,537,724	311,986,151
Cash	—	4,291,098
Foreign currency (cost $4,284)	4,578	—
Receivable for:
Receivable for investments sold	1,368,739	24,628,173
Dividend and interest receivable	7,506,900	5,951,790
Other assets	46,798	66,712

Total assets	281,464,739	346,923,924

Liabilities:
Short-term bank borrowings	2,827,451	—
Notes payable (Note 4)	124,000,000	142,000,000
Net discount and unrealized depreciation on unfunded transactions	22,921	16,228
Payables for:
Investments purchased	5,084,942	19,387,884
Investment advisory fee payable (Note 3)	1,484,399	1,812,285
Administration fee payable (Note 3)	259,770	317,150
Incentive fee (Note 3)	870,369	383,951
Interest expense payable (Note 4)	375,291	759,465
Directors’ fees (Note 3)	7,453	592
Accrued expenses and other liabilities	197,631	231,317

Total liabilities	135,130,227	164,908,872

Stockholders’ equity (net assets)	146,334,512	182,015,052

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717	17,717
Paid-in capital	253,163,644	253,163,644
Undistributed net investment income	2,250,970	3,420,147
Accumulated net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(27,035,788)	(14,547,689)
Net unrealized appreciation/(depreciation) on investments and translation of assets and liabilities in foreign currency	(82,062,031)	(60,038,767)

Stockholders’ equity (net assets)	146,334,512	182,015,052

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	8.26	10.27

See accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS
Highland Distressed Opportunities, Inc.

	For the Quarter Ended
	March 31, 2008	For the Period Ended
	(unaudited)	March 31, 2007(a)
	($)	($)
Investment Income:
Interest income	7,852,055	1,098,592
Dividends (net of foreign taxes withheld)	40,685	554,657

Total investment income	7,892,740	1,653,249

Expenses:
Investment advisory fees (Note 3)	1,484,400	452,896
Incentive fees (Note 3)	870,369	—
Administration fees (Note 3)	259,770	79,257
Accounting service fees	37,288	13,607
Transfer agent fees	7,583	2,938
Professional fees	93,859	26,219
Directors’ fees	6,915	3,707
Custody fees	11,073	2,243
Registration fees	6,041	—
Reports to Stockholders	3,804	10,216
Delaware franchise tax expense	14,918	5,425
Organization expense (Note 3)	—	170,383
Rating agency fees	20,749	—
Other expense	159,893	7,249

Total operating expenses	2,976,662	774,140
Interest expense (Note 4)	1,434,603	42,258

Total expenses	4,411,265	816,398
Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	—	(452,896)

Net expenses	4,411,265	363,502

Net investment income	3,481,475	1,289,747

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(12,488,132)	72,375
Net realized gain/(loss) on foreign currency transactions	33	—
Net change in unrealized appreciation/(depreciation) on investments	(22,002,712)	(995,496)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	(22,921)	1,825
Net change in unrealized appreciation/(depreciation) on total return swaps	—	(12,611)
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	2,369	—

Net realized and unrealized gain/(loss) on investments	(34,511,363)	(933,907)

Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(31,029,888)	355,840

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.
See accompanying Notes to Financial Statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

For the Quarter Ended March 31, 2008(a) (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,285	247,965,312	—	—	—	247,982,597
Distributions reinvested	99,138	99	1,328,558	—	—	—	1,328,657
Capital contribution, 02/20/07 (b)	—	—	87,596	—	—	—	87,596
Distributions declared	—	—	—	(13,915,795)	—	—	(13,915,795)
Offering cost	—	—	(1,217,489)	—	—	—	(1,217,489)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	17,335,942	(14,547,689)	(60,038,767)	(57,250,514)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052

Distributions declared	—	—	—	(4,650,652)	—	—	(4,650,652)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	3,481,475	(12,488,099)	(22,023,264)	(31,029,888)

Balance at March 31, 2008	17,716,771	$17,717	$253,163,644	$2,250,970	$(27,035,788)	$(82,062,031)	$146,334,512

(a)	Highland Distressed Opportunities, Inc. (the “Company”) commenced operations on January 18, 2007.

(b)
On February 20, 2007, the Company’s investment adviser contributed an additional $87,596 in capital to the Company prior to the offering. No additional shares were issued in conjunction with this transaction.

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS
Highland Distressed Opportunities, Inc.

	For the
	Quarter Ended	For the
	March 31, 2008	Period Ended
	(unaudited)	March 31, 2007(a)
	($)	($)
Cash Flow Provided by (Used in) Operating Activates:
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(31,029,888)	355,840
Adjustments to reconcile net increase/(decrease) in stockholders’ equity (net assets) resulting from operations:
Net realized (gain)/loss on investments, total return swaps and foreign currency transactions	12,488,099	(72,375)
Net change in unrealized (appreciation)/depreciation on investments and translation of assets and liabilities denominated in foreign currency	22,023,264	1,006,282
Purchase of investment securities	(28,193,997)	(562,463,960)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	33,745,357	52,192,775
(Increase)/Decrease in restricted cash	—	(9,129,485)
(Increase)/Decrease in dividends, interest and fees receivable	(1,555,110)	(3,334,110)
(Increase)/Decrease in receivable for investments sold	23,259,434	(26,987,848)
(Increase)/Decrease in other assets	19,914	(1,271)
Net amortization/(accretion) of premium/(discount)	(593,777)	(31,011)
Increase/(Decrease) in short-term bank borrowings	2,827,451	—
Increase/(Decrease) in payable for investments purchased	(14,302,942)	294,882,141
Increase/(Decrease) in payables to related parties	108,013	79,257
Net realized and change in unrealized gain/(loss) on unfunded transactions	(22,921)	—
Net realized and change in unrealized gain/(loss) on foreign currency	2,402	—
Increase/(Decrease) in interest payable	(384,174)	—
Increase/(Decrease) in other liabilities	(26,993)	1,651,061

Net cash flow provided by (used in) operating activities	18,364,132	(251,852,704)

Cash Flows Provided by (Used in) Financing Activities:
Net proceeds from issuance of common stock	—	251,852,704
Increase/(Decrease) in notes payable (b)	(18,000,000)	—
Distributions paid in cash	(4,650,652)	—

Net cash flow provided by (used in) financing activities	(22,650,652)	251,852,704

Net increase/(decrease) in cash and foreign currency	(4,286,520)	—

Cash and Foreign Currency:
Beginning of the period	4,291,098	—
End of the period	4,578	—

Supplemental Information:
Interest paid during the period	1,818,777	—

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	During the period, $4 million was borrowed from an affiliate and repaid. See Note 8 for details.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)

March 31, 2008	Highland Distressed Opportunities, Inc.
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
Market Quotations Not Available
The Company will take the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Board:
1.	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

2.	Preliminary valuation conclusions will then be documented and discussed with Highland Capital Management, L.P.’s (the “Investment Adviser”) senior management.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
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
Adoption of Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“FAS 157”):
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurement,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines how fair value should be determined for financial reporting purposes, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about the use of fair value measurements, but is not expected to result in any changes to the fair value measurements of the Company’s investments. FAS 157 requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on net assets for the reportable periods as contained in the Company’s periodic filings.
The Company has adopted FAS 157 as of January 1, 2008. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of FAS 157 did not have any material effect on the Company’s net asset value. However, the adoption of FAS 157 does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements The three levels of the fair value hierarchy established under FAS 157 are described below:
•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement;

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•
Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used to value the Company’s assets as of March 31, 2008 as follows:

Assets at Fair Value	Total	Level 1	Level 2	Level 3
Portfolio Investments	$272,537,724	$13,581,751	$217,165,301	$41,790,672
Cash and foreign currency	4,578	4,578	—	—

Total	$272,542,302	$13,586,329	$217,165,301	$41,790,672

The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2008.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at March 31, 2008.

Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of December 31, 2007	$37,888,863
Transfers in/(out) of Level 3	—
Net amortization/(accretion) of premium/(discount)	33,757
Net realized gains/(losses)	—
Net unrealized gains/(losses)	(1,252,327)
Net purchases and sales *	5,120,379

Balance as of March 31, 2008	$41,790,672

*	Includes any applicable borrowings and/or paydowns made on revolving credit facilities held in the Company’s investment portfolio.
The $1,252,327 of unrealized losses, net, presented in the table above relate to investments that are still held at March 31, 2008, and the Company presents these unrealized losses on the Statement of Operations as Net change in unrealized appreciation/(depreciation) on investments.
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
(d) Interest income
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-Kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the quarter ended March 31, 2008, approximately $0.5 million of PIK interest income was recorded.
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
In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission (“SEC”) delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of December 31, 2007, the Company adopted FIN 48 for all subsequent reporting periods and management has determined that there is no material impact on the financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
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
(j) Investment in swap agreements
Swap agreements are recorded at fair value as estimated by management in good faith. The net unrealized gain or loss on swap agreements is recorded as an asset or liability on the Statement of Assets and Liabilities. The change in unrealized gain or loss is recorded in the Statement of Operations. Cash paid or received on net settlements is recorded as realized gain or loss in the Statement of Operations.
(k) Cash and cash equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2008.
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
(n) Incentive fee expense recognition
The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees paid or accrued for the quarter ended March 31, 2008. (See Note 3 for additional information.)

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
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
The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7.00% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s commencement of operations until December 31, 2007, the Investment Adviser voluntarily has agreed to waive or reimburse the Catch-Up Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the three months ended March 31, 2008, the Investment Adviser earned net investment income based incentive fees of approximately $0.9 million.
These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee paid for such year. For the three months ended March 31, 2008, no capital gains incentive fees were earned by the Investment Adviser.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
Pursuant to a separate administration agreement, the Investment Adviser furnishes the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PFPC Inc. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the three months ended March 31, 2008, the Investment Adviser earned administration fees of approximately $0.3 million.
The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “Measuring Period”), the sum of (a) the Company’s aggregate distributions to its stockholders plus (b) the change in the Company’s net assets, equals or exceeds 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of March 31, 2008, the Company was under no obligation to make a payment to the Investment Adviser.
Note 4. Credit Facility
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Credit Agreement” or the “Facility”), with Barton Capital LLC, the lender party thereto and Société Générale, as agent.
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
At March 31, 2008, the Company had borrowings outstanding under the Facility of $124.0 million. The interest rate charged on this loan as of March 31, 2008 was approximately 3.14%. The average daily loan balance was approximately $125.4 million at a weighted average interest rate of approximately 4.18%. Interest expense incurred during the quarter ended March 31, 2008 was approximately $1.4 million.
Note 5. Net Asset Value Per Share
At March 31, 2008, the Company’s total net assets and net asset value per share were $146,334,512 and $8.26, respectively.
Note 6. Unfunded Loan Commitments
As of March 31, 2008, the Company’s portfolio had unfunded loan commitments of approximately $0.6 million. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

Borrower	Unfunded Loan Commitment
Comcorp Broadcasting, Inc.	$596,901

$596,901

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
Note 7. Portfolio Information
For the three months ended March 31, 2008, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $28,193,997 and $33,745,357, respectively.
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
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2008 and the period ended December 31, 2007:

	Quarter Ended March 31, 2008		Period Ended December 31, 2007(a)
Net asset value, beginning of period	$10.27		$14.33	(b)

Net investment income	0.19		0.97
Net realized and unrealized loss on investments	(1.94)		(4.43)

Total from investment operations	(1.75)		(3.46)
Common Stock Offering Cost	—		(0.07)
Capital Contribution	—		0.26	(c)
Distributions Paid	(0.26)		(0.79)

Net asset value, end of period	$8.26		$10.27

Market price per share, beginning of period	$8.57		$15.00
Market price per share, end of period	$7.00		$8.57

Total investment return (d)
Based on net asset value per share	(16.73	)%(e)	(23.30	)%(e)
Based on market price per share	(15.43	)%(e)	(38.85	)%(e)

Net assets, end of period (f)	$146,335		$182,015
Ratios to Average Net Assets/Supplemental Data:
Total operating expenses	7.23%		5.74	%(g)
Interest expense	3.49%		3.80	%(g)
Waiver/reimbursement	—		2.24	%(g)
Net expense (h)	10.72%		7.30	%(g)
Net investment income	8.46%		8.77	%(g)
Portfolio turnover rate	10	%(e)	224	%(e)

(a)	The Company commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

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

(e)	Not annualized.

(f)	Dollars in thousands.

(g)	Ratios to average net assets are calculated using the net assets for the period starting from the Offering on February 27, 2007 through December 31, 2007.

(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2008	Highland Distressed Opportunities, Inc.
Note 10. Income Tax Information and Distributions to Stockholders
On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share, which was paid on March 31, 2008 to common stockholders of record on March 20, 2008.
Reclassifications are made to the Company’s capital accounts for permanent tax differences to reflect income and gains available for distribution (or available capital loss carryforwards) under income tax regulations.
The tax character of distributions paid during the period ended December 31, 2007, the most recent tax year, were as follows:

Distributions paid from:	2007
Ordinary income *	$13,915,795
Long-term capital gains	$—

*	For tax purposes short-term capital gains distributions, if any, are considered ordinary income distributions.
As of December 31, 2007, the most recent tax year end, the components of distributable earnings on a tax basis were as follows:

Capital loss carryforward *	$(9,946,969)
Undistributed ordinary income	$3,525,488
Undistributed long-term capital gains	$—
Net unrealized appreciation/(depreciation)	$(60,038,767)

*	The accumulated losses of $9,946,969 to offset future capital gains, if any, expire on December 31, 2015.
For the period ended December 31, 2007, the Company elected to defer capital losses of $4,600,720 attributable to post-October losses.
Unrealized appreciation and depreciation at March 31, 2008, based on cost of investments for U.S. federal income tax purposes and excluding any unrealized appreciation and depreciation from changes in the value of other assets and liabilities resulting from changes in exchange rates was:

Unrealized appreciation	$3,139,257
Unrealized depreciation	(85,181,832)

Net unrealized depreciation	$(82,042,575)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Highland Distressed Opportunities, Inc. (the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
☐	our future operating results;

☐	our business prospects and the prospects of our portfolio companies;

☐	the impact of investments that we expect to make;

☐	our contractual arrangements and relationships with third parties;

☐	the dependence of our future success on the general economy and its impact on the industries in which we invest;

☐	our expected financings and investments;

☐	the adequacy of our cash resources and working capital;

☐	the timing of cash flows, if any from the operations of our portfolio companies; and

☐	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.
We may use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “could,” “estimates,” “potential,” “continue,” “target,” or the negative of these terms or other similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

Portfolio and Investment Activity
At March 31, 2008, our portfolio investments, exclusive of cash and cash equivalents, consisted of approximately 49.7% in senior loans, 40.4% in corporate notes and bonds, 0.5% in claims and 9.4% in equity interests as of that date. In comparison, at March 31, 2007, our portfolio investments, exclusive of cash and cash equivalents, consisted of approximately 76.7% in senior loans, 21.1% in corporate notes and bonds, 0.8% in claims and 1.4% in equity interests as of that date.
Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At March 31, 2008, the weighted average cost yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.0%. At March 31, 2008, the weighted average cost yield of our investments in senior loans and corporate notes and bonds was approximately 9.5%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.
As of March 31, 2008, approximately 46.1% of our portfolio consisted of investments in 10 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to March 31, 2008.
Celtic Pharma Phinco B.V.
Celtic Pharmaceuticals (“Celtic Pharma”) is a private investment fund with a mandate to purchase a diversified portfolio of novel pharmaceutical products in the later stages of development that have already demonstrated initial proof of principle efficacy in human clinical trials. Celtic Pharma has $250 million of equity commitments in addition to raising $156 million of high-yield bonds. Celtic Pharma has invested in nine drug programs since its 2004 inception. More information can be found at www.celticpharma.com.
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
Energy XXI Gulf Coast, Inc.
Energy XXI Gulf Coast, Inc. (“Energy XXI”), a wholly-owned subsidiary of Energy XXI (Bermuda) Limited, is an independent oil and natural gas exploration and production company whose growth strategy emphasizes acquisitions, enhanced by a value-added organic drilling program. Their properties are primarily located in the U.S. Gulf of Mexico waters and the Gulf Coast onshore. At June 30, 2007, total proved reserves were 55.6 MMBoe. Energy XXI operated or had an interest in 338 producing wells on 131,235 net developed acres, including interests in 60 producing fields, with approximately 76 percent of proved reserves being offshore. More information can be found at www.energyxxi.com.
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
Motor Coach Industries International, Inc.
Motor Coach Industries International, Inc. (“MCII”) designs, manufactures, assembles and markets intercity coaches, transit buses and their replacement parts. MCII’s coaches are used for intercity regularly scheduled passenger service, tour and charter operations and suburban commuting. More information can be found at www.mcicoach.com.
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
Results of Operations
As we initially funded on January 18, 2007, comparisons of results to the period January 18, 2007 (commencement of operations) through March 31, 2007 may not necessarily be meaningful.
Operating results for the quarter ended March 31, 2008 are as follows:

Quarter Ended March 31, 2008
Total investment income	$7,892,740
Net expenses	$4,411,265
Net investment income	$3,481,475
Net realized and unrealized gain/(loss) on investments	$(34,511,363)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(31,029,888)
Investment Income
We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the quarter ended March 31, 2008 was approximately $7.9 million, with approximately $0.2 million of income attributable to invested cash and cash equivalents and approximately $7.7 million attributable to investments in equity interests, bank debt/senior secured debt, and corporate notes/subordinated debt. Of the approximately $7.7 million in investment income from investments other than cash and cash equivalents, approximately $0.5 million of PIK interest income was recorded. This compares to investment income for the period January 18, 2007 (commencement of operations) through March 31, 2007 of approximately $1.7 million, with approximately $0.6 million of income attributable to invested cash and cash equivalents and approximately $1.1 million attributable to investments in equity interests, bank debt/senior secured debt and corporate notes/subordinated debt.

Operating Expenses
Operating expenses for the quarter ended March 31, 2008 were approximately $3.0 million. This amount consisted of advisory fees of approximately $1.5 million, incentive fees of approximately $0.9 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.6 million. In comparison, operating expenses for the period January 18, 2007 (commencement of operations) through March 31, 2007 were approximately $0.8 million.
Net Investment Income
The Company’s net investment income for the quarter ended March 31, 2008 was approximately $3.5 million, compared to net investment income of approximately $1.3 million for the period January 18, 2007 (commencement of operations) through March 31, 2007.
Net Unrealized Depreciation on Investments
For the quarter ended March 31, 2008, the Company’s investments had net unrealized depreciation of approximately $22.0 million, compared to net unrealized depreciation of approximately $1.0 million for the period January 18, 2007 (commencement of operations) through March 31, 2007. The decrease was attributable to net unrealized depreciation on senior loans and corporate notes/subordinated debt of approximately $25.5 million and $1.0 million, respectively and net unrealized appreciation on, and claims and equity interests of approximately $4.5 million.
Net Realized Losses
For the quarter ended March 31, 2008, the Company had net realized losses on investments of approximately $12.5 million, compared to net realized gains on investments of approximately $0.1 million for the period January 18, 2007 (commencement of operations) through March 31, 2007.
Net Decrease in Stockholders’ Equity (Net Assets) from Operations
For the quarter ended March 31, 2008, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $31.0 million, compared to a net increase in stockholders’ equity (net assets) resulting from operations of approximately $0.4 million for the period January 18, 2007 (commencement of operations) through March 31, 2007. The decrease was primarily attributable to net unrealized depreciation on investments for the quarter ended March 31, 2008, as discussed above.
We remain committed to our total return investment objective by pursuing risk-adjusted returns across market cycles and will continue to focus on positioning our portfolio to benefit in weakened credit markets. In light of the broader market dislocation, we are encouraged by prospects in the current market environment that we believe may allow us to increase both the overall investment yield on our investments and the opportunity for capital appreciation. To that end, the Investment Adviser is comfortable with the state of our investment portfolio and its ability to manage the individual investments.
Financial Condition, Liquidity and Capital Resources
During the quarter ended March 31, 2008, liquidity and capital resources were generated primarily from cash flows from operations, including investment sales and prepayments and income earned from investments and cash equivalents. We may also fund our investments and operations through borrowings under the credit facility entered into in April 2007. At March 31, 2008, the Company had $124.0 million in borrowings outstanding and had $141.0 million available for its use. The primary use of funds will be investments in portfolio companies, to provide additional liquidity, to seek to meet our investment objective and strategies, to make cash distributions to holders of our common stock and to pay fees and our operating expenses.
Off-Balance Sheet Arrangements
At March 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

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
On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share ($4,650,652), which was paid on March 31, 2008 to common stockholders of record on March 20, 2008. The Company has established an “opt out” dividend reinvestment plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the first quarter 2008 distribution, holders of 1,563,384 shares participated in the Plan. As a result, of the $4,650,652 total amount distributed, $410,388 was used by the Plan agent to purchase shares in the open market, including fractions, on behalf of the Plan participants. For the period January 18, 2007 (commencement of operations) through December 31, 2007, distributions paid to stockholders totaled $0.7875 per share ($13,915,795). Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.
As of March 31, 2008, approximately 90.1% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults were at historic lows during 2007, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the quarter ended March 31, 2008.
As of March 31, 2008, approximately 48.5% and 41.6% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments.
Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of March 31, 2008 the average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 47.5 days.
There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
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
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 1A. Risk Factors
There have been no changes (whether or not material) to the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the period January 18, 2007 (commencement of operations) through December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.
We did not repurchase any shares of our common stock during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Administration Services Agreement between Company and Highland Capital Management, L.P.(2)

10.3	Form of Sub-Administration Services Agreement between Highland Capital Management, L.P. and PFPC Inc.(1)

10.4	Form of Custodian Services Agreement between Company and PFPC Inc.(1)

10.5	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)

10.6	Form of Accounting Services Agreement.(1)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)

10.9	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)

10.10	Form of Agreement Regarding Payment of Sales Load.(2)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3).(3)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3).(3)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(3)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: May 5, 2008	/s/ James D. Dondero

James D. Dondero
President (Principal Executive Officer)

/s/ M. Jason Blackburn

M. Jason Blackburn
Secretary and Treasurer (Principal Financial and Accounting Officer)