Form 10-Q
period 2008-06-30
Highland Distressed Opportunities, Inc.
filed 2008-08-08
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 8, 2008, there were 17,716,771 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

* Commencement of operations

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited)	Highland Distressed Opportunities, Inc

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) - 89.6%

AEROSPACE - 5.0%
IAP Worldwide Services, Inc. First Lien Term Loan, 8.25%, 12/30/12	4,561,431	4,572,305	3,789,774
US Airways Group, Inc. Loan, 03/13/14 (b)	4,000,000	3,060,000	2,681,280

		7,632,305	6,471,054

BROADCASTING - 15.4%
Comcorp Broadcasting, Inc.
Revolving Loan, 8.38%, 10/02/12 (c) (d)	1,539,378	1,539,378	1,494,582
Term Loan, 8.38%, 04/02/13 (c)	18,849,521	18,490,181	18,301,000

		20,029,559	19,795,582

CABLE/WIRELESS VIDEO - 3.4%
WideOpen West Finance, LLC Second Lien Term Loan, 9.50%, 06/27/15	5,126,645	5,038,989	4,357,648

CONSUMER NON-DURABLES - 4.2%
Latham Manufacturing Corp. New Term Loan, 8.75%, 06/30/12	1,919,396	1,917,584	1,353,174
Totes Isotoner Corp. Second Lien Term Loan, 8.63%, 01/31/14	4,877,228	4,917,065	4,023,713

		6,834,649	5,376,887

DIVERSIFIED MEDIA - 1.1%
Penton Media, Inc. Second Lien Term Loan, 7.90%, 02/01/14	2,000,000	2,039,187	1,460,000

ENERGY - 6.5%
Resolute Aneth, LLC Second Lien Term Loan, 7.41%, 06/26/13	4,000,000	4,000,000	3,500,000
TARH E&P Holdings, L.P. First Lien Term Loan, 7.68%, 06/29/12	5,000,000	5,000,000	4,825,000

		9,000,000	8,325,000

See accompanying Notes to Financial Statements

SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)

FINANCIAL - 8.9%
Emerson Reinsurance Ltd. Tranche C Term Loan, 8.06%, 12/15/11	1,500,000	1,494,200	1,417,500
Flatiron Re Ltd.
Closing Date Term Loan, 7.06%, 12/29/10	314,150	316,850	310,223
Delayed Draw Term Loan, 7.06%, 12/29/10	152,166	153,474	150,264
Kepler Holdings Ltd. Term Loan, 8.31%, 06/30/09	5,000,000	5,014,072	4,725,000
Penhall International Corp. PIK Term Loan, 10.13%, 04/01/12	5,456,661	5,388,366	4,856,428

		12,366,962	11,459,415

FOREST PRODUCTS/CONTAINERS - 0.3%
Tegrant Corp. Second Lien Term Loan, 8.31%, 03/08/15	1,000,000	1,000,000	325,000

GAMING/LEISURE - 16.7%
Fontainebleau Florida Hotel, LLC Tranche C Term Loan, 8.79%, 06/06/12	6,000,000	6,000,000	5,175,000
Harrah’s Operating Co. Term B-2 Loan, 5.80%, 01/28/15	4,987,500	4,681,292	4,582,266
Lake at Las Vegas Joint Venture, LLC
PIK Term Loan, 18.35%, 06/20/12 (e)	30,984,287	28,269,771	6,737,535
Revolving Loan Credit-Linked Deposit, 18.35%, 06/20/12 (e)	3,611,111	3,611,111	860,636
MetroFlag BP, LLC / Metroflag Cable, LLC Second Lien Term Loan, 11.48%, 07/06/09	5,000,000	5,000,000	4,100,000

		47,562,174	21,455,437

HEALTHCARE - 5.7%
Aveta Inc.
MMM Original Term Loan, 08/22/11 (b)	2,126,404	1,871,236	2,022,211
NAMM New Term Loan, 08/22/11 (b)	277,660	244,341	264,055
NAMM Original Term Loan, 08/22/11 (b)	500,330	440,291	475,814
NAMM PHMC Acquistion Term Loan, 08/22/11 (b)	48,406	42,597	46,034
PHMC Acquisition Term Loan, 08/22/11 (b)	1,742,637	1,533,521	1,657,248
LifeCare Holdings, Inc. Term Loan, 7.05%, 08/11/12	984,810	964,158	876,481
Mylan, Inc. Tranche B Term Loan, 10/02/14 (b)	1,994,987	1,960,075	1,974,758

		7,056,219	7,316,601

HOUSING - 3.8%
MPH Mezzanine II, LLC Mezzanine 2B, 7.48% (c) (e)	10,000,000	10,000,000	0
MPH Mezzanine III, LLC Mezzanine 3, 8.48% (c) (e)	4,000,000	4,000,000	0
Pacific Clarion, LLC Term Loan, 15.00%, 01/23/09 (c) (f)	4,950,573	4,904,736	4,864,928

		18,904,736	4,864,928

See accompanying Notes to Financial Statements

SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)

MANUFACTURING - 0.4%
Metrologic Instruments, Inc. Second Lien Term Loan, 10.25%, 12/21/15	500,000	507,213	470,000

RETAIL - 2.3%
Claire’s Stores, Inc. Term B Loan, 05/29/14 (b)	3,989,924	3,221,864	2,922,620

SERVICE - 7.5%
LVI Services, Inc. Tranche B Term Loan, 7.80%, 11/16/11	9,425,685	9,355,429	8,058,960
NES Rentals Holdings, Inc. Permanent Second Lien Term Loan, 9.63%, 07/20/13	2,000,000	2,030,943	1,565,000

		11,386,372	9,623,960

TRANSPORTATION — AUTOMOTIVE - 5.4%
BST Safety Textiles Acquisition GmbH Second Lien Facility, 11.78%, 06/30/09	665,500	666,425	482,488
Motor Coach Industries International, Inc. PIK Second Lien Term Loan, 11.13%, 12/01/08 (e)	7,715,836	7,780,136	6,442,723

		8,446,561	6,925,211

UTILITY - 3.0%
Entegra Power Group, LLC PIK Third Lien Term Loan, 8.80%, 10/19/15	169,787	169,787	149,837
Texas Competitive Electric Holdings Co., LLC Initial Tranche B-2 Term Loan, 10/10/14 (b)	3,987,444	3,819,131	3,700,826

		3,988,918	3,850,663

Total Senior Loans		165,015,708	115,000,006

Corporate Notes and Bonds - 35.6%

BROADCASTING - 0.9%
Young Broadcasting, Inc. 10.00%, 03/01/11	2,000,000	1,992,980	1,130,000

DIVERSIFIED MEDIA - 5.8%
Baker & Taylor, Inc. 11.50%, 07/01/13 (g)	8,300,000	8,754,232	7,470,000

FOOD/TOBACCO - 2.5%
Pinnacle Foods Group, Inc. 10.63%, 04/01/17	4,000,000	4,036,250	3,220,000

See accompanying Notes to Financial Statements

SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Corporate Notes and Bonds (continued)

HEALTHCARE - 14.8%
Argatroban Royalty Sub, LLC 18.50%, 09/21/14 (g)	4,131,674	4,131,674	4,152,332
Azithromycin Royalty Sub, LLC 16.00%, 05/15/19 (g)	5,000,000	4,975,925	5,025,000
Celtic Pharma Phinco B.V., PIK 17.00%, 06/15/12 (g)	9,743,318	9,273,126	9,792,035

		18,380,725	18,969,367

HOUSING - 6.6%
Realogy Corp.
10.50%, 04/15/14	5,000,000	4,961,767	3,500,000
12.38%, 04/15/15	10,000,000	5,789,418	4,950,000

		10,751,185	8,450,000

INFORMATION TECHNOLOGY - 2.4%
Freescale Semiconductor, Inc. 10.13%, 12/15/16	4,000,000	4,000,000	3,070,000

TRANSPORTATION — AUTOMOTIVE - 2.6%
Delphi Corp.
6.50%, 05/01/09 (e)	2,500,000	1,850,000	543,750
6.50%, 08/15/13 (e)	2,667,000	1,861,483	570,071
6.55%, 06/15/16 (e)	1,500,000	1,151,250	330,000
7.13%, 05/01/29 (e)	3,500,000	2,565,250	752,500
Motor Coach Industries International, Inc. 11.25%, 05/01/09 (e)	12,000,000	10,999,042	1,200,000

		18,427,025	3,396,321

Total Corporate Notes and Bonds		66,342,397	45,705,688

Claims - 0.2% (h)

AEROSPACE - 0.2%
Northwest Airlines, Inc.
ALPA Trade Claim	3,000,000	659,420	26,250
Bell Atlantic Trade Claim	2,500,000	624,094	21,875
EDC Trade Claims	2,500,000	637,393	21,875
Flight Attendant Claim	5,326,500	1,144,392	46,607
GE Trade Claim	1,500,000	389,207	13,125
IAM Trade Claim	4,728,134	1,088,341	41,371
Pinnacle Trade Claim	8,433,116	2,170,109	73,790
Retiree Claim	3,512,250	754,602	30,732

Total Claims		7,467,558	275,625

See accompanying Notes to Financial Statements

SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Shares	Cost ($)	Value ($)
Common Stocks - 6.1%

AEROSPACE - 0.9%
Northwest Airlines, Inc. (h)	179,224	1,190,455	1,193,629

BROADCASTING - 0.4%
ICO Global Communications (h)	138,632	500,000	451,940

CABLE — US CABLE - 0.0%
Time Warner Cable, Inc. (h)	61	1,544	1,622

TELECOMMUNICATIONS - 4.8%
Communications Corp. of America (c) (h)	1,256,635	7,187,203	6,132,379

Total Common Stocks		8,879,202	7,779,570

Total Investments - 131.5%		247,704,865	168,760,889

Other Assets & Liabilities, Net — (31.5)%			(40,459,880)

Net Assets - 100.0%			128,301,009

(a)
Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium (unless otherwise identified by footnote (f), all senior loans carry a variable rate interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at June 30, 2008. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(c)
Represents fair value as determined by the Company’s investment adviser, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors (the “Board”). Securities with a total aggregate market value of $30,792,889, or 24.0% of net assets were fair valued as of June 30, 2008.

(d)	Senior loan has additional unfunded loan commitments. See Note 6.

(e)	The issuer is in default of certain debt covenants. Income is not being accrued.

(f)	Fixed rate senior loan.

(g)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At June 30, 2008, these securities amounted to $26,439,367 or 20.6% of net assets.

(h)	Non-income producing security.

PIK	Payment-in-Kind
See accompanying Notes to Financial Statements

STATEMENT OF ASSETS AND LIABILITIES
Highland Distressed Opportunities, Inc.

	As of
	June 30, 2008	As of
	(unaudited)	December 31, 2007
	($)	($)
Assets:
Investments, at value (cost $247,704,865 and $372,026,014, respectively)	168,760,889	311,986,151
Cash	9,925,250	4,291,098
Foreign currency (cost $3,090 and $0, respectively)	3,079	—
Receivable for:
Receivable for investments sold	26,363,779	24,628,173
Dividend and interest receivable	3,585,120	5,951,790
Other assets	14,572	66,712

Total assets	208,652,689	346,923,924

Liabilities:
Notes payable (Note 4)	65,000,000	142,000,000
Net discount and unrealized depreciation on unfunded transactions	10,056	16,228
Payables for:
Investments purchased	13,899,915	19,387,884
Investment advisory fee payable (Note 3)	1,162,652	1,812,285
Administration fee payable (Note 3)	203,464	317,150
Incentive fee (Note 3)	—	383,951
Interest expense payable (Note 4)	1,847	759,465
Directors’ fees (Note 3)	7,023	592
Accrued expenses and other liabilities	66,723	231,317

Total liabilities	80,351,680	164,908,872

Stockholders’ equity (net assets)	128,301,009	182,015,052

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717	17,717
Paid-in capital	253,163,644	253,163,644
Undistributed net investment income	1,650,205	3,420,147
Accumulated net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(47,579,590)	(14,547,689)
Net unrealized appreciation/(depreciation) on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	(78,950,967)	(60,038,767)

Stockholders’ equity (net assets)	128,301,009	182,015,052

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	7.24	10.27

See accompanying Notes to Financial Statements

STATEMENT OF OPERATIONS
Highland Distressed Opportunities, Inc.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007(a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)
Investment Income:
Interest income	6,479,208	9,352,578	14,331,263	10,451,170
Dividends (net of foreign taxes withheld)	—	224,542	40,685	779,199

Total investment income	6,479,208	9,577,120	14,371,948	11,230,369

Expenses:
Investment advisory fees (Note 3)	1,162,507	1,833,035	2,646,907	2,285,931
Incentive fees (Note 3)	809,977	1,326,507	1,680,346	1,326,507
Administration fees (Note 3)	203,439	320,754	463,209	400,011
Accounting service fees	39,962	37,522	77,250	51,129
Transfer agent fees	7,543	8,103	15,126	11,041
Professional fees	244,660	74,871	338,519	101,090
Directors’ fees	4,946	10,222	11,861	13,929
Custody fees	11,073	20,980	22,146	23,223
Registration fees	5,992	—	12,033	—
Reports to stockholders	17,167	28,173	20,971	38,389
Delaware franchise tax expense	14,918	15,673	29,836	21,098
Organization expense (Note 3)	—	—	—	170,383
Rating agency fees	9,013	7,991	29,762	7,991
Other expense	31,625	26,920	191,518	34,169

Total operating expenses	2,562,822	3,710,751	5,539,484	4,484,891
Interest expense (Note 4)	676,475	2,090,530	2,111,078	2,132,788

Total expenses	3,239,297	5,801,281	7,650,562	6,617,679
Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(809,977)	(2,396,766)	(809,977)	(2,849,662)

Net expenses	2,429,320	3,404,515	6,840,585	3,768,017

Net investment income	4,049,888	6,172,605	7,531,363	7,462,352

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(20,543,764)	171,706	(33,031,896)	244,081
Net realized gain/(loss) on total return swaps	—	35,134	—	35,134
Net realized gain/(loss) on foreign currency transactions	(38)	(45,574)	(5)	(45,574)
Net change in unrealized appreciation/(depreciation) on investments	3,098,599	(5,930,971)	(18,904,113)	(6,926,467)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	12,865	(1,825)	(10,056)	—
Net change in unrealized appreciation/(depreciation) on total return swaps	—	12,611	—	—
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	(400)	29,751	1,969	29,751

Net realized and unrealized gain/(loss) on investments	(17,432,738)	(5,729,168)	(51,944,101)	(6,663,075)

Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(13,382,850)	443,437	(44,412,738)	799,277

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.
See accompanying Notes to Financial Statements

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

For the Six Months Ended June 30, 2008 (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052
Distributions declared	—	—	—	(9,301,305)	—	—	(9,301,305)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	7,531,363	(33,031,901)	(18,912,200)	(44,412,738)

Balance at June 30, 2008	17,716,771	$17,717	$253,163,644	$1,650,205	$(47,579,590)	$(78,950,967)	$128,301,009

See accompanying Notes to Financial Statements

STATEMENT OF CASH FLOWS
Highland Distressed Opportunities, Inc.

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007(a)
	(unaudited)	(unaudited)
	($)	($)
Cash Flows Provided by (Used in) Operating Activities:
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(44,412,738)	799,277
Adjustments to reconcile net increase/(decrease) in stockholders’ equity (net assets) resulting from operations:
Net realized (gain)/loss on investments, total return swaps and foreign currency transactions	33,031,901	(233,641)
Net change in unrealized (appreciation)/depreciation on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	18,912,200	6,896,716
Purchase of investment securities	(55,091,302)	(985,657,119)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	147,087,525	517,899,508
(Increase)/Decrease in dividends, interest and fees receivable	2,366,670	(6,562,859)
(Increase)/Decrease in receivable for investments sold	(1,735,606)	(129,056,584)
(Increase)/Decrease in other assets	52,140	(197,731)
Net amortization/(accretion) of premium/(discount)	(706,970)	(393,805)
Increase/(Decrease) in payable for investments purchased	(5,487,969)	138,575,097
Increase/(Decrease) in payables to related parties	(1,140,839)	1,083,504
Net realized and change in unrealized gain/(loss) on foreign currency	1,964	29,751
Increase/(Decrease) in interest payable	(757,618)	1,191,930
Increase/(Decrease) in other liabilities	(180,822)	130,092

Net Cash Flow Provided by (Used in) Operating Activities	91,938,536	(455,495,864)

Cash Flows Provided by (Used in) Financing Activities:
Net proceeds from issuance of common stock	—	251,852,704
Increase/(Decrease) in notes payable	(77,000,000)	240,000,000 (b)
Increase in accrued offering cost	—	80,240
Distributions paid in cash	(9,301,305)	(3,772,519)

Net Cash Flow Provided by (Used in) Financing Activities	(86,301,305)	488,160,425

Net Increase/(Decrease) in Cash and Foreign Currency	5,637,231	32,664,561

Cash and Foreign Currency:
Beginning of the period	4,291,098	—
End of the period	9,928,329	32,664,561

Supplemental Information:
Interest paid during the period	2,868,696	90,858

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	On January 18, 2007, $4 million was borrowed from an affiliate and repaid in March 2007. See Note 8 for details.
See accompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

June 30, 2008	Highland Distressed Opportunities, Inc.
Note 1. Organization
Highland Distressed Opportunities, Inc. (the “Company”), is a non-diversified closed-end company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was incorporated under the laws of Delaware on August 22, 2006. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.
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
Note 2. Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.
Interim unaudited financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
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

3.
The valuation committee, comprised of the Investment Adviser’s investment professionals and other senior management, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board will review all of these preliminary valuations each quarter.

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
Adoption of Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“FAS 157”):
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurement,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines how fair value should be determined for financial reporting purposes, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about the use of fair value measurements, but is not expected to result in any changes to the fair value measurements of the Company’s investments. FAS 157 requires companies to provide expanded information about the assets and liabilities measured at fair value and the potential effect of these fair valuations on net assets.
The Company has adopted FAS 157 as of January 1, 2008. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of FAS 157 did not have any material effect on the Company’s net asset value. However, the adoption of FAS 157 does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings. The three levels of the fair value hierarchy established under FAS 157 are described below:
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used to value the Company’s assets as of June 30, 2008 as follows:

Assets at Fair Value	Total	Level 1	Level 2	Level 3
Portfolio Investments	$168,760,889	$1,647,191	$121,079,915	$46,033,783
Cash and foreign currency	9,928,329	9,928,329	—	—

Total	$178,689,218	$11,575,520	$121,079,915	$46,033,783

The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2008.
The tables below set forth a summary of changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008.

For the Three Months Ended
June 30, 2008
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of March 31, 2008	$41,790,672
Transfers in/(out) of Level 3	24,804,566
Net amortization/(accretion) of premium/(discount)	258,730
Net realized gains/(losses)	—
Net unrealized gains/(losses)	(21,239,787)
Net purchases and sales *	419,602

Balance as of June 30, 2008	$46,033,783

For the Six Months Ended
June 30, 2008
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of December 31, 2007	$37,888,863
Transfers in/(out) of Level 3	24,804,566
Net amortization/(accretion) of premium/(discount)	292,487
Net realized gains/(losses)	—
Net unrealized gains/(losses)	(22,492,113)
Net purchases and sales *	5,539,980

Balance as of June 30, 2008	$46,033,783

*	Includes any applicable borrowings and/or paydowns made on revolving credit facilities held in the Company’s investment portfolio.
The net unrealized losses presented in the tables above relate to investments that are still held at June 30, 2008, and the Company presents these unrealized losses on the Statement of Operations as net change in unrealized appreciation/(depreciation) on investments.
Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. As a result, for the quarter ended June 30, 2008, $24,804,566 of the Company’s portfolio investments were transferred from Level 2 to Level 3.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
(b)	Net asset value per share

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-Kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the three months ended June 30, 2008, approximately $1.5 million of PIK interest income was recorded.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the SEC delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of December 31, 2007, the Company adopted FIN 48 for all subsequent reporting periods and management has determined that there is no material impact on the financial statements.

(f)	Taxation of distributions

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Payment of distributions

Distributions to common stockholders are recorded as of the date of declaration. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid during the full year, therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
(h)	Foreign currency

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

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of June 30, 2008.

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

The realized capital gain component of the incentive fee (the “Capital Gains Fee”) is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees paid or accrued for the quarter ended June 30, 2008. (See Note 3 for additional information.)

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the “hurdle rate” of 1.75% per quarter (7.00% annualized) (the “Hurdle Rate”). The Company will pay the Investment Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate; (2) 100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) (the “Catch-up Provision”); and (3) 20% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). With respect to the Company’s Pre-Incentive Fee Net Investment Income from the Company’s commencement of operations until December 31, 2007, the Investment Adviser voluntarily agreed to waive or reimburse the Catch-Up Provision, provided, however, that for such period the Company will pay the Investment Adviser 20% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate, but is less than 2.1875% in any calendar quarter (8.75% annualized). For the three months ended June 30, 2008, the Investment Adviser earned net investment income based incentive fees of approximately $0.8 million. The Investment Adviser agreed to waive this fee for the three-month period ended June 30, 2008. This voluntary waiver applies only to the second quarter ended June 30, 2008 and any waivers for subsequent periods will be disclosed if and when agreed upon by the Investment Adviser.
These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. For the three months ended June 30, 2008, no capital gains incentive fees were earned by the Investment Adviser.
Pursuant to a separate administration agreement, the Investment Adviser furnishes the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser assists the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser receives an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PNC Global Investment Servicing Inc. (formerly PFPC Inc.). The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the three months ended June 30, 2008, the Investment Adviser earned administration fees of approximately $0.2 million.
The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “Measuring Period”), the sum of (a) the Company’s aggregate distributions to its stockholders plus (b) the change in the Company’s net assets, equals or exceeds 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of June 30, 2008, the Company was under no obligation to make a payment to the Investment Adviser.
Note 4. Credit Facility
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Prior Credit Agreement”), with Barton Capital LLC, the lender party thereto and Société Générale, as agent. On June 27, 2008, the Company repaid in full, terminated and satisfied and discharged all other obligations under the Prior Credit Agreement. As disclosed in more detail in the Company’s most recent Form 10-K filing, under the Prior Credit Agreement, the Company was permitted to borrow on a revolving basis up to $265 million, subject to the satisfaction of certain conditions including compliance with a borrowing base test, and subject to the asset coverage limits imposed on business development companies by the Investment Company Act of 1940. The Prior Credit Agreement was secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
On June 27, 2008, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”) with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent (the “Agent”). Under the New Credit Agreement, the Company may borrow on a revolving basis up to $100 million, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The New Credit Agreement expires in December 2008 and borrowings thereunder are secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The interest rate charged is based on prevailing commercial paper rates plus commitment and utilization fees. However, if the commercial paper market is at any time unavailable, the interest rate is, at the Company’s election, based on the prevailing Eurodollar rate, Federal Funds rate or the agent’s reference rate, in each case plus an applicable spread and commitment and utilization fees. The Company pays a commitment fee at the annual rate of 0.70% on the total commitment amount, and a utilization fee at the annual rate of 0.30% on outstanding borrowings. The New Credit Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay interest or principal when due and failure to comply with certain asset coverage and borrowing base tests.
At June 30, 2008, the Company had borrowings outstanding under the New Credit Agreement of $65.0 million. The interest rate charged on this loan as of June 30, 2008 was approximately 2.26%. The average daily loan balance during the three months ended June 30, 2008 on both facilities combined was approximately $77.6 million at a weighted average interest rate of approximately 2.74%. Interest expense incurred during the quarter ended June 30, 2008 was approximately $0.7 million.
Note 5. Net Asset Value Per Share
At June 30, 2008, the Company’s total net assets and net asset value per share were $128,301,009 and $7.24, respectively.
Note 6. Unfunded Loan Commitments
As of June 30, 2008, the Company’s portfolio had unfunded loan commitments of approximately $0.3 million. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

Borrower	Unfunded Loan Commitment
Comcorp Broadcasting, Inc.	$345,574

$345,574

Unfunded loan commitments are marked to market on the relevant day of valuation in accordance with the Company’s valuation policies. Any applicable unrealized gain/(loss) and unrealized appreciation/(depreciation) on unfunded loan commitments are recorded on the Statement of Assets and Liabilities and the Statement of Operations, respectively. As of June 30, 2008, the Company recognized net unrealized depreciation on unfunded transactions of approximately $10,056. The net change in unrealized depreciation on unfunded transactions of $10,056 is recorded in the Statement of Operations.
Note 7. Portfolio Information
For the six months ended June 30, 2008, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $55,091,302 and $147,087,525, respectively.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2008, for the six months ended June 30, 2007 and the year ended December 31, 2007:

	Six Months Ended		Six Months Ended		Year Ended
	June 30, 2008		June 30, 2007(a)		December 31, 2007(a)
Net asset value, beginning of period	$10.27		$14.33	(b)	$14.33	(b)

Net investment income	0.43		0.42		0.97
Net realized and unrealized loss on investments	(2.93)		(0.60)		(4.43)

Total from investment operations	(2.50)		(0.18)		(3.46)
Common Stock Offering Cost	—		(0.07)		(0.07)
Capital Contribution	—		0.26	(c)	0.26	(c)
Distributions Paid	(0.53)		(0.26)		(0.79)

Net asset value, end of period	$7.24		$14.08		$10.27

Market price per share, beginning of period	$8.57		$15.00		$15.00
Market price per share, end of period	$5.74		$14.25		$8.57

Total investment return (d)
Based on net asset value per share	(23.83	)%(e)	0.09	%(e)	(23.30	)%(e)
Based on market price per share	(27.63	)%(e)	(3.23	)%(e)	(38.85	)%(e)

Net assets, end of period (f)	$128,301		$248,879		$182,015
Ratios to Average Net Assets/Supplemental Data:
Total operating expenses	7.31%		5.31	%(g)	5.74	%(g)
Interest expense	2.79%		2.52	%(g)	3.80	%(g)
Waiver/reimbursement	1.07%		1.03	%(g)	2.24	%(g)
Net expense (h)	9.03%		4.46	%(g)	7.30	%(g)
Net investment income	9.94%		8.83	%(g)	8.77	%(g)
Portfolio turnover rate	22	%(e)	130	%(e)	224	%(e)
Debt:
Total loan outstanding, end of period (f)	$65,000		$240,000		$142,000
Asset Coverage per $1000 indebtedness, end of period	$2,974	(i)	$2,037	(i)	$2,282	(i)

(a)	The Company commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

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

(i)
Calculated by subtracting the Company’s total liabilities (not including any bank loans and senior securities) from the Company’s total assets, and dividing such amounts by the principal amount of the debt outstanding.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2008	Highland Distressed Opportunities, Inc.
Note 10. Income Tax Information and Distributions to Stockholders
On June 6, 2008, the Company’s Board declared a second quarter distribution of $0.2625 per share, which was paid on June 30, 2008 to common stockholders of record on June 20, 2008.
Reclassifications are made to the Company’s capital accounts for permanent tax differences to reflect income and gains available for distribution (or available capital loss carryforwards) under income tax regulations.
The tax character of distributions paid during the period ended December 31, 2007, the most recent tax year, were as follows:

Distributions paid from:	2007
Ordinary income *	$13,915,795
Long-term capital gains	$—

*    For tax purposes short-term capital gains distributions, if any, are considered ordinary income distributions.
As of December 31, 2007, the most recent tax year end, the components of distributable earnings on a tax basis were as follows:

Capital loss carryforward **	$(9,946,969)
Undistributed ordinary income	$3,525,488
Undistributed long-term capital gains	$—
Net unrealized appreciation/(depreciation)	$(60,038,767)

**	The accumulated losses of $9,946,969 to offset future capital gains, if any, expire on December 31, 2015.
Note 11: New Accounting Interpretations and Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. FAS 161 requires enhanced disclosures about the Company’s derivative and hedging activities, but is not expected to result in any changes to such activities. At this time, the Company is evaluating the implications of FAS 161 to determine the impact, if any, on the Company’s financial statements.

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
We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Additionally, we will elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

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
Portfolio and Investment Activity
At June 30, 2008, our portfolio investments, exclusive of cash and cash equivalents, consisted of approximately 68.1% in senior loans, 27.0% in corporate notes and bonds, 0.2% in claims and 4.7% in equity interests as of that date. In comparison, at June 30, 2007, our portfolio investments, exclusive of cash and cash equivalents, consisted of approximately 45.9% in senior loans, 35.4% in corporate notes and bonds, 0.8% in claims and 17.9% in equity interests as of that date.
Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At June 30, 2008, the weighted average cost yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 6.2%. At June 30, 2008, the weighted average cost yield of our investments in senior loans and corporate notes and bonds was approximately 6.6%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.
As of June 30, 2008, approximately 50.6% of our portfolio consisted of investments in 9 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to June 30, 2008.
Azithromycin Royalty Sub, LLC
The Azithromycin Royalty Sub, LLC, a wholly-owned subsidiary of InSite Vision Inc., was established to issue senior secured bonds backed by the royalty cash stream from the sales of azithromycin ophthalmic solution, a branded pharmaceutical sold under the brand name AzaSite® and marketed by Inspire Pharmaceuticals, Inc. The solution is used to treat conjunctivitis. The Azithromycin Royalty Sub, LLC is entitled to minimum cash flows from Inspire Pharmaceuticals over the next five years and the entity is obligated to utilize any cash flows in excess of interest expense to pay down principal. More information can be found at www.azasite.com.
Baker & Taylor, Inc.
Baker & Taylor, Inc. (“B&T”) is engaged in the distribution of books, music, video and game products. In addition, unique information services built around the B&T’s proprietary databases as well as specialized consulting and outsourcing services are provided to customers. Customers include retailers (including Internet retailers), public, academic and school libraries and various departments of federal and local governments. B&T distributes its products throughout the United States and worldwide.
Celtic Pharma Phinco B.V.
Celtic Pharmaceuticals Phinco B.V. (“Celtic Pharma”) is a private investment fund with a mandate to purchase a diversified portfolio of novel pharmaceutical products in the later stages of development that have already demonstrated initial proof of principle efficacy in human clinical trials. Celtic Pharma has $250 million of equity commitments in addition to raising $156 million of high-yield bonds. Celtic Pharma has invested in nine drug programs since its 2004 inception. More information can be found at www.celticpharma.com.

Comcorp Broadcasting, Inc.
Comcorp Broadcasting, Inc. (“ComCorp”) is a privately-held regional broadcasting company based in Lafayette, LA. ComCorp operates 23 TV stations in 10 markets in Texas, Louisiana, and Indiana. ComCorp filed for bankruptcy in June 2006 after it was unable to meet its ongoing debt obligations. ComCorp, and its direct and indirect subsidiaries, exited bankruptcy with an effective date of October 4, 2007 under reorganization plans filed with the United States Bankruptcy Court in the Western District of Louisiana (Case No. 06-50410). Copies of the Plans and the Confirmation Orders may be downloaded, without cost, at www.kccllc.net/cca, or be requested free of charge by calling Kurtzman Carson Consultants LLC at 1-866-381-9100.
Fontainebleau Florida Hotel, LLC
Fontainebleau Resorts, LLC. (“Fontainebleau”) is led by Chairman Jeffrey Soffer, who also serves as Chief Executive Officer of Turnberry, Ltd., a creator of luxury condominium and condominium-hotel developments, and President and Chief Financial Officer Glenn Schaeffer, a former Chief Executive Officer of Mandalay Resort Group. Fontainebleau Miami Beach is a resort located in Miami Beach, Florida. Fontainebleau plans to renovate and expand this property into a 22-acre destination resort. More information can be found at www.bleaumiamibeach.com.
Lake at Las Vegas Joint Venture, LLC
Lake at Las Vegas Joint Venture, LLC (“LLV”) is a 3,592-acre resort and destination community and is one of the larger master-planned communities in Las Vegas, NV. The development is located approximately 17 miles from the Las Vegas strip. On July 17, 2008, LLV filed to reorganize under Chapter 11 of the Bankruptcy Code, citing a combination of poor liquidity, substantial debt service, extremely challenging real estate market conditions and other legal and financial issues. More information can be found at www.lakelasvegas.com, at www.kccllc.net/llv, or by calling Kurtzman Carson Consultants LLC at 1-866-248-3389.
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

Results of Operations
Results comparisons are for the three and six months ended June 30, 2008 and 2007. These comparisons between current and prior periods may not necessarily be meaningful as we initially funded on January 18, 2007 (commencement of operations).
Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Total investment income	$6,479,208	$9,577,120	$14,371,948	$11,230,369
Net expenses	$2,429,320	$3,404,515	$6,840,585	$3,768,017
Net investment income	$4,049,888	$6,172,605	$7,531,363	$7,462,352
Net realized and unrealized gain/(loss) on investments	$(17,432,738)	$(5,729,168)	$(51,944,101)	$(6,663,075)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(13,382,850)	$443,437	$(44,412,738)	$799,277
Investment Income
We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains, if any, on investment securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the three and six months ended June 30, 2008 was approximately $6.5 million and $14.4 million, respectively, of which approximately $0.0 million and $0.1 million, respectively, was attributable to invested cash and cash equivalents and approximately $6.5 million and $14.3 million, respectively, was attributable to portfolio investments. For the three and six months ended June 30, 2008, of the approximately $6.5 million and $14.3 million, respectively, in investment income from investments other than cash and cash equivalents, approximately $0.5 million and $2.0 million, respectively, of PIK interest income was recorded. In comparison, investment income for the three and six months ended June 30, 2007 was approximately $9.6 million and $11.2 million, respectively, of which approximately $0.2 million and $0.7 million, respectively, was attributable to invested cash and cash equivalents and approximately $9.4 million and $10.5 million, respectively, was attributable to portfolio investments.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2008 were approximately $2.6 million and $5.5 million, respectively. These amount consisted of advisory fees of approximately $1.2 million and $2.6 million, incentive fees of approximately $0.8 million and $1.7 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2008. For the comparative three and six month periods a year earlier, operating expenses were approximately $3.7 million and $4.5 million, respectively. Included in operating expenses were advisory fees of approximately $1.8 million and $2.3 million, incentive fees of approximately $1.3 million and $1.3 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2007. Additionally, for the quarter ended June 30, 2008, the Investment Adviser voluntarily waived incentive fees of approximately $0.8 million.
Net Investment Income
The Company’s net investment income for the three and six months ended June 30, 2008 was approximately $4.0 million and $7.5 million, respectively, versus net investment income of approximately $6.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2007.

Net Unrealized Appreciation/Depreciation on Investments
For the three and six months ended June 30, 2008, the Company’s investments had net unrealized appreciation of approximately $3.1 million and net unrealized depreciation of approximately $18.9 million, respectively. This compares to net unrealized depreciation on the Company’s investments of approximately $5.9 million and $6.9 million, respectively, for the three and six months ended June 30, 2007.
Net Realized Gains/Losses
For the three and six months ended June 30, 2008, the Company had net realized losses on investments of approximately $20.5 million and $33.0 million, respectively, compared to net realized gains on investments of approximately $0.2 million and $0.2 million, respectively, for the three and six months ended June 30, 2007.
Net Increase/Decrease in Stockholders’ Equity (Net Assets) from Operations
For the three and six months ended June 30, 2008, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $13.4 million and $44.4 million, respectively, compared to a net increase in stockholders’ equity (net assets) resulting from operations of approximately $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, the decrease in stockholders’ equity (net assets) resulting from operations was primarily attributable to net unrealized depreciation on investments, as discussed above.
Financial Condition, Liquidity and Capital Resources
We remain committed to our total return investment objective by pursuing risk-adjusted returns across market cycles and will continue to focus on positioning our portfolio to benefit in weakened credit markets. In light of the broader market dislocation, we are encouraged by prospects in the current market environment that we believe may allow us to increase both the overall investment yield on our investments and the opportunity for capital appreciation. To that end, the Investment Adviser is comfortable with the state of our investment portfolio overall and its ability to manage the individual investments.
During the quarter ended June 30, 2008, liquidity and capital resources were generated primarily from cash flows from operations, including investment sales and prepayments and income earned from investments and cash equivalents. We may also fund our investments and operations through borrowings under the credit facility entered into in June 2008. At June 30, 2008, the Company had $65.0 million in borrowings outstanding. The primary use of funds will be investments in portfolio companies, to provide additional liquidity, to seek to meet our investment objective and strategies, to make cash distributions to holders of our common stock and to pay fees and our operating expenses. During the six months ended June 30, 2008, the Company generated approximately $91.9 million in cash flows from operations, of which $77.0 million was used to repay borrowings under its credit facilities and approximately $9.3 million used to make cash distributions to holders of our common stock. The residual cash flows of approximately $5.6 million were retained and increased the Company’s cash balance as of June 30, 2008.
Off-Balance Sheet Arrangements
At June 30, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.
Distributions
We intend to elect to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.

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
On June 6, 2008, the Company’s Board declared a second quarter distribution of $0.2625 per share ($4,650,652), which was paid on June 30, 2008 to common stockholders of record on June 20, 2008. The Company has established an “opt out” dividend reinvestment plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the second quarter 2008 distribution, holders of approximately 1,751,073 shares participated in the Plan. As a result, of the $4,650,652 total amount distributed, approximately $459,657 was used by the Plan agent to purchase shares in the open market, including fractions, on behalf of the Plan participants. On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share ($4,650,652), which was paid on March 31, 2008 to common stockholders of record on March 20, 2008. For the period January 18, 2007 (commencement of operations) through December 31, 2007, distributions paid to stockholders totaled $0.7875 per share ($13,915,795). Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.
Recently Issued Accounting Pronouncements
See Note 11: New Accounting Interpretations and Standards in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.
As of June 30, 2008, approximately 95.1% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults were at historic lows during 2007, defaults may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the quarter ended June 30, 2008 as these hedges may be imperfect, unavailable or too costly.
As of June 30, 2008, approximately 65.2% and 29.9% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments.
Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of June 30, 2008 the average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 54.0 days.

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
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.
We did not repurchase any shares of our common stock during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On June 6, 2008, Highland Distressed Opportunities, Inc. held its Annual Meeting of Stockholders in Dallas, Texas. Stockholders voted on three matters. The substance of these matters and the results of the voting of each such matter are described below.
1.
To elect James F. Leary and Bryan A. Ward as Class I Directors of the Company, each to serve for a three-year term expiring at the 2011 Annual Meeting and until his successor is duly elected and qualified. Votes were cast as follows:

Nominee	For	Withheld
James F. Leary	13,910,811	508,471
Bryan A. Ward	13,914,011	505,271
2.	To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for the Company for the current year. Votes were cast as follows.

For	Against	Abstain	Non Vote
14,098,411	197,857	123,014	—
3.
To approve a proposal to authorize the Company, subject to the approval of its Board of Directors, to sell shares of its common stock (“Common Stock”) at a price below net asset value per share, or warrants, options and rights to acquire its Common Stock at a price below the then current net asset value per share. Votes were cast as follows:

	For	Against	Abstain	Non Vote
Shares held by Non-Affiliates	8,616,732	1,196,421	190,103	3,419,537
All Shares	9,613,221	1,196,421	190,103	3,419,537
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Administration Services Agreement between Company and Highland Capital Management, L.P.(2)

10.3	Form of Sub-Administration Services Agreement between Highland Capital Management, L.P. and PFPC Inc.(1)

10.4	Form of Custodian Services Agreement between Company and PFPC Trust Company.(1)

10.5	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)

10.6	Form of Accounting Services Agreement.(1)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)

10.9	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)

10.10	Form of Agreement Regarding Payment of Sales Load.(2)

10.11	Amendment No.1 to the Administration Services Agreement dated as of June 6, 2008.(3)

10.12	Revolving Credit and Security Agreement among the Company, Liberty Street Funding LLC and The Bank of Nova Scotia dated as of June 27, 2008.(3)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)(3).(3)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)(3).(3)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(3)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Filed herewith.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: August 8, 2008	/s/ James D. Dondero James D. Dondero
President (Principal Executive Officer)

/s/ M. Jason Blackburn M. Jason Blackburn
Secretary and Treasurer (Principal Financial and Accounting Officer)