Form 10-Q
period 2008-09-30
Highland Distressed Opportunities, Inc.
filed 2008-11-06
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 6, 2008, there were 17,716,771 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

*	Commencement of operations

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHEDULE OF INVESTMENTS

As of September 30, 2008 (unaudited)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) - 89.0%

AEROSPACE - 3.0%
IAP Worldwide Services, Inc. First Lien Term Loan, 8.06%, 12/30/12, PIK	4,560,462	4,570,745	3,534,358

BROADCASTING - 15.0%
Comcorp Broadcasting, Inc.
Revolving Loan, 8.15%, 04/03/13 (b) (c) (d)	1,800,821	1,800,821	1,546,905
Term Loan, 8.31%, 04/03/13 (b) (d)	18,849,521	18,508,999	16,191,739

		20,309,820	17,738,644

CABLE/WIRELESS VIDEO - 3.4%
WideOpen West Finance, LLC Second Lien Term Loan, 9.49%, 06/29/15, PIK	5,213,592	5,129,063	4,040,534

CONSUMER NON-DURABLES - 2.3%
Totes Isotoner Corp. Second Lien Term Loan, 9.88%, 01/31/14	3,377,228	3,401,668	2,786,213

DIVERSIFIED MEDIA - 1.1%
Penton Media, Inc. Second Lien Term Loan, 7.80%, 02/01/14	2,000,000	2,037,420	1,350,000

ENERGY - 7.1%
Resolute Aneth, LLC Second Lien Term Loan, 7.30%, 06/26/13	4,000,000	4,000,000	3,520,000
TARH E&P Holdings, L.P. First Lien Term Loan, 7.30%, 06/29/12	5,000,000	5,000,000	4,862,500

		9,000,000	8,382,500

FINANCIAL - 5.0%
Emerson Reinsurance Ltd. Tranche C Term Loan, 8.07%, 12/15/11	1,500,000	1,494,621	1,282,500
Flatiron Re Ltd.
Closing Date Term Loan, 8.02%, 12/29/10	64,177	64,673	59,685
Delayed Draw Term Loan, 8.02%, 12/29/10	31,086	31,326	28,910
Kepler Holdings Ltd. Term Loan, 9.31%, 06/30/09	5,000,000	5,010,515	4,500,000

		6,601,135	5,871,095

FOOD/TOBACCO - 6.2%
Wm. Wrigley Jr. Company Tranche B, 07/25/14 (e)	7,500,000	7,275,000	7,384,875

FOREST PRODUCTS/CONTAINERS - 0.2%
Tegrant Corp. Second Lien Term Loan, 9.27%, 03/08/15	1,000,000	1,000,000	200,000

GAMING/LEISURE - 14.0%
Fontainebleau Florida Hotel, LLC Tranche C Term Loan, 8.82%, 06/06/12	6,000,000	6,000,000	5,460,000
Harrah’s Operating Co. Term B-2 Loan, 5.80%, 01/28/15	4,975,000	4,680,813	4,089,848
Lake at Las Vegas Joint Venture/ LLV-1,LLC
Term Loan, 15.60%, 06/20/12, PIK (f)	32,377,252	28,269,771	6,219,350
Revolving Loan Credit-Linked Deposit, 16.10%, 06/20/12 (f)	3,611,111	3,611,111	794,444

		42,561,695	16,563,642

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)

HEALTHCARE - 5.3%
Applied Biosystems Term Loan, 09/30/15 (e)	2,000,000	1,960,000	1,895,000
Aveta Inc.
MMM Original Term Loan, 9.21%, 08/22/11	1,864,296	1,654,277	1,612,616
NAMM New Term Loan, 9.21%, 08/22/11	276,950	245,751	239,562
NAMM Original Term Loan, 9.21%, 08/22/11	499,051	442,832	431,679
PHMC Acquisition Term Loan, 9.21%, 08/22/11	1,527,833	1,355,722	1,321,576
LifeCare Holdings, Inc. Term Loan, 7.96%, 08/11/12	982,278	962,926	820,202

		6,621,508	6,320,635

HOUSING - 7.1%
MetroFlag BP, LLC / Metroflag Cable, LLC Second Lien Term Loan, 12.43%, 01/06/09	5,000,000	5,000,000	3,675,000
MPH Mezzanine II, LLC Mezzanine 2B, 8.28%, 02/09/08 (b) (f)	10,000,000	10,000,000	—
MPH Mezzanine III, LLC Mezzanine 3, 9.28%, 02/09/08 (b) (f)	4,000,000	4,000,000	—
Pacific Clarion, LLC Term Loan, 15.00%, 01/23/09 (b) (g)	4,950,573	4,925,214	4,731,263

		23,925,214	8,406,263

INFORMATION TECHNOLOGY - 4.1%
Sungard Data Systems Inc. Incremental Term Loan Facility, 02/28/14 (e)	5,000,000	4,950,000	4,820,850

RETAIL - 2.0%
Claire’s Stores, Inc. Term B Loan, 05/29/14 (e)	3,979,849	3,213,728	2,416,644

SERVICE - 10.1%
LVI Services, Inc. Tranche B Term Loan, 8.06%, 11/16/11	9,401,516	9,336,653	6,933,618
NES Rentals Holdings, Inc. Permanent Second Lien Term Loan, 9.50%, 07/20/13	2,000,000	2,029,400	1,460,000
Penhall International Co. Term Loan, 10.13%, 04/01/12, PIK	5,456,661	5,392,908	3,546,830

		16,758,961	11,940,448

TRANSPORTATION - AUTOMOTIVE - 0.3%
BST Safety Textiles Acquisition GmbH Second Lien Facility, 12.10%, 06/30/09	665,500	666,191	395,972

UTILITY - 2.8%
Texas Competitive Electric Holdings Co., LLC Initial Tranche B-2 Term Loan, 6.21%, 10/10/14	3,979,900	3,817,672	3,363,015

Total Senior Loans		161,839,820	105,515,688

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Corporate Notes and Bonds - 36.5%

BROADCASTING - 0.3%
Young Broadcasting, Inc. 10.00%, 03/01/11	2,000,000	1,993,563	300,000

DIVERSIFIED MEDIA - 5.5%
Baker & Taylor, Inc. 11.50%, 07/01/13 (h)	8,300,000	8,751,839	6,515,500

FINANCIAL - 1.3%
HUB International Holdings, Inc. 10.25%, 06/15/15 (h)	2,000,000	1,560,702	1,590,000

FOOD/TOBACCO - 2.5%
Pinnacle Foods Group, Inc. 10.63%, 04/01/17	4,000,000	4,036,250	3,020,000

HEALTHCARE - 19.5%
Argatroban Royalty Sub, LLC 18.50%, 09/21/14 (h)	3,921,541	3,921,541	3,941,149
Azithromycin Royalty Sub, LLC 16.00%, 05/15/19 (h)	5,000,000	4,975,230	5,025,000
Celtic Pharma Phinco B.V. 17.00%, 06/15/12, PIK (h)	9,744,782	9,295,195	9,647,334
Cinacalcet Royalty Sub, LLC 15.50%, 03/30/17, PIK (h)	1,038,750	988,390	1,028,362
Ledgemont Royalty Sub, LLC 16.00%, 11/05/24 (h)	2,500,000	2,500,000	2,512,500
Molecular Insight Pharmaceuticals, Inc. 11.10%, 11/01/12 (h) (i)	1,000,000	1,014,950	1,022,500

		22,695,306	23,176,845

HOUSING - 4.1%
Realogy Corp.
10.50%, 04/15/14	5,000,000	4,962,982	2,225,000
12.38%, 04/15/15	7,500,000	4,103,669	2,587,500

		9,066,651	4,812,500

INFORMATION TECHNOLOGY - 2.2%
Freescale Semiconductor, Inc.
9.13%, 12/15/14 (h)	800,000	548,547	508,000
10.13%, 12/15/16	3,200,000	3,200,000	2,064,000

		3,748,547	2,572,000

TRANSPORTATION – AUTOMOTIVE - 1.1%
Delphi Corp.
6.55%, 06/15/06 (f)	1,500,000	1,151,250	187,500
6.50%, 05/01/09 (f)	2,500,000	1,850,000	312,500
6.50%, 08/15/13 (f)	2,667,000	1,861,483	346,710
7.13%, 05/01/29 (f)	3,500,000	2,565,250	437,500
Motor Coach Industries International, Inc. 11.25%, 05/01/09 (f)	12,000,000	10,999,042	60,000

		18,427,025	1,344,210

Total Corporate Notes and Bonds		70,279,883	43,331,055

See accompanying Notes to Financial Statements.

SCHEDULE OF INVESTMENTS

As of September 30, 2008 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Shares	Cost ($)	Value ($)
Claims - 1.1%

AEROSPACE - 1.1%
Northwest Airlines, Inc.
ALPA Trade Claim, 08/21/13	3,000,000	458,969	120,000
Bell Atlantic Trade Claim, 08/21/13	2,500,000	457,052	100,000
EDC Trade Claims, 08/21/13	2,500,000	470,351	100,000
Flight Attendant Claim, 08/21/13	5,326,500	788,491	213,060
GE Trade Claim, 08/21/13	1,500,000	288,981	60,000
IAM Trade Claim, 08/21/13	4,728,134	772,421	189,125
Pinnacle Trade Claim, 08/21/13	8,433,116	1,606,633	337,325
Retiree Claim, 08/21/13	3,512,250	519,924	140,490

Total Claims		5,362,822	1,260,000

Common Stocks - 20.4%

BROADCASTING - 5.6%
Communications Corp. of America (b) (d) (j)	1,256,635	7,187,203	6,584,767

HEALTHCARE - 14.7%
Genesys Ventures IA, LP (b) (d) (j)	12,000,000	12,000,000	17,412,000

WIRELESS COMMUNICATIONS - 0.1%
ICO Global Communications (j)	138,632	500,000	151,109

Total Common Stocks		19,687,203	24,147,876

Total Investments - 147.0%		257,169,728	174,254,619

Other Assets & Liabilities, Net - (47.0)%			(55,714,284)

Net Assets - 100.0%			118,540,335

(a)
Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium (unless otherwise identified by footnote (f), all senior loans carry a variable rate interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at September 30, 2008. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)
Represents fair value as determined by the Company’s investment adviser, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors (the “Board”). Securities with a total aggregate market value of $46,466,674 or 39.2% of net assets were fair valued as of September 30, 2008.

(c)	Senior loan asset has additional unfunded loan commitments. See Note 6.

(d)	Affiliated issuer. See Note 7.

(e)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(f)	The issuer is in default of certain debt covenants. Income is not being accrued.

(g)	Fixed rate senior loan.

(h)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At September 30, 2008, these securities amounted to $31,790,345 or 26.8% of net assets.

(i)	Floating rate note. The interest rate shown reflects the rate in effect at September 30, 3008.

(j)	Non-income producing security.

PIK	Payment-in-Kind. All or a portion of the stated interest rate may be PIK interest.
See accompanying Notes to Financial Statements.

STATEMENT OF ASSETS AND LIABILITIES
Highland Distressed Opportunities, Inc.

	As of
	September 30, 2008	As of
	(unaudited)	December 31, 2007
	($)	($)
Assets:
Investments in:
Unaffiliated issuers, at value (cost $217,672,705 and $345,348,887, respectively)	132,519,208	284,085,088
Affiliated issuers, at value (cost $39,497,023 and $26,677,127, respectively)	41,735,411	27,901,063

Total investments, at value (cost $257,169,728 and $372,026,014, respectively)	174,254,619	311,986,151
Cash and cash equivalents	—	4,291,098
Foreign currency (cost $3,176 and $0, respectively)	3,102	—
Receivable for:
Investments sold	17,716,081	24,628,173
Dividend and interest	4,506,802	5,951,790
Other assets	154,586	66,712

Total assets	196,635,190	346,923,924

Liabilities:
Due to Custodian	3,224,095	—
Notes payable (Note 4)	49,000,000	142,000,000
Net discount and unrealized depreciation on unfunded transactions	11,863	16,228
Payables for:
Investments purchased	24,299,665	19,387,884
Investment advisory fee (Note 3)	919,733	1,812,285
Administration fee (Note 3)	160,953	317,150
Incentive fee (Note 3)	—	383,951
Interest expense (Note 4)	195,259	759,465
Directors’ fees (Note 3)	2,006	592
Accrued expenses and other liabilities	281,281	231,317

Total liabilities	78,094,855	164,908,872

Stockholders’ equity (net assets)	118,540,335	182,015,052

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717	17,717
Paid-in capital	253,163,644	253,163,644
Undistributed net investment income	965,144	3,420,147
Accumulated net realized gain/(loss) on unaffiliated investments, total return swaps and foreign currency transactions	(52,679,469)	(14,547,689)
Net unrealized appreciation/(depreciation) on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	(82,926,701)	(60,038,767)

Stockholders’ equity (net assets)	118,540,335	182,015,052

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	6.69	10.27

See accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS
Highland Distressed Opportunities, Inc.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007(a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)
Investment Income:
Interest income from unaffiliated issuers	2,758,382	9,345,514	17,089,645	19,796,684
Interest income from affiliated issuers (Note 7)	1,328,066	—	1,328,066	—
Unaffiliated dividends (net of foreign taxes withheld)	—	175,702	40,685	954,901

Total investment income	4,086,448	9,521,216	18,458,396	20,751,585

Expenses:
Investment advisory fees (Note 3)	919,733	2,207,594	3,566,640	4,493,525
Incentive fees (Note 3)	—	—	1,680,346	1,326,507
Administration fees (Note 3)	160,953	386,356	624,162	786,367
Accounting service fees	41,777	37,934	119,027	89,063
Transfer agent fees	8,241	8,192	23,367	19,233
Professional fees	243,867	133,266	582,386	234,356
Directors’ fees	4,927	10,334	16,788	24,263
Custody fees	6,427	15,450	28,573	38,673
Registration fees	6,032	8,072	18,065	8,072
Reports to stockholders	20,583	10,982	41,554	49,371
Delaware franchise tax expense	9,115	27,357	38,951	48,455
Organization expense (Note 3)	—	—	—	170,383
Rating agency fees	10,386	24,506	40,148	32,497
Interest expense (Note 4)	615,401	3,083,273	2,726,479	5,216,061
Other expense	66,552	46,785	258,070	80,954

Total operating expenses	2,113,994	6,000,101	9,764,556	12,617,780
Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	—	(744,834)	(809,977)	(3,594,496)

Net expenses	2,113,994	5,255,267	8,954,579	9,023,284

Net investment income	1,972,454	4,265,949	9,503,817	11,728,301

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on unaffiliated investments	(5,099,876)	(7,645,111)	(38,131,772)	(7,401,030)
Net realized gain/(loss) on total return swaps	—	137,821	—	172,955
Net realized gain/(loss) on foreign currency transactions	(3)	18,914	(8)	(26,660)
Net change in unrealized appreciation/(depreciation) on investments	(3,971,133)	(22,906,625)	(22,875,246)	(29,833,092)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	(1,807)	—	(11,863)	—
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	(2,794)	8,611	(825)	38,362

Net realized and unrealized gain/(loss) on investments	(9,075,613)	(30,386,390)	(61,019,714)	(37,049,465)

Net decrease in stockholders’ equity (net assets) resulting from operations	(7,103,159)	(26,120,441)	(51,515,897)	(25,321,164)

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.
See accompanying Notes to Financial Statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

For the Nine Months Ended September 30, 2008 (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052
Distributions declared	—	—	—	(11,958,820)	—	—	(11,958,820)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	9,503,817	(38,131,780)	(22,887,934)	(51,515,897)

Balance at September 30, 2008	17,716,771	$17,717	$253,163,644	$965,144	$(52,679,469)	$(82,926,701)	$118,540,335

See accompanying Notes to Financial Statements.

STATEMENT OF CASH FLOWS
Highland Distressed Opportunities, Inc.

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007(a)
	(unaudited)	(unaudited)
	($)	($)
Cash Flow Provided by (Used in) Operating Activities:
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(51,515,897)	(25,321,164)
Adjustments to reconcile net increase/(decrease) in stockholders’ equity (net assets) resulting from operations:
Net realized (gain)/loss on investments, total return swaps and foreign currency transactions	38,131,780	7,254,735
Net change in unrealized (appreciation)/depreciation on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	22,887,934	29,794,730
Purchase of investments securities	(95,806,986)	(1,078,148,157)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	173,428,162	672,568,075
Net amortization/(accretion) of premium/(discount)	(896,662)	(804,006)
Net realized and change in unrealized gain/(loss) on foreign currency	(833)	38,362
(Increase)/Decrease in dividends, interest and fees receivable	1,444,988	(6,643,588)
(Increase)/Decrease in receivable for investments sold	6,912,092	(45,153,853)
(Increase)/Decrease in other assets	(87,874)	(278,297)
Increase/(Decrease) in payable for investments purchased	4,911,781	46,630,844
Increase/(Decrease) in payables to related parties	(1,439,928)	1,848,427
Increase/(Decrease) in interest payable	(564,206)	868,643
Increase/(Decrease) in other liabilities	42,378	154,468

Net Cash Flow Provided by (Used in) Operating Activities	97,446,729	(397,190,781)

Cash Flows Provided by (Used in) Financing Activities:
Net proceeds from issuance of common stock	—	251,852,704
Increase/(Decrease) in notes payable	(93,000,000)	165,000,000 (b)
Increase in due to custodian	3,224,095	—
Increase in accrued offering cost	—	50,240
Distributions paid in cash	(11,958,820)	(7,936,487)

Net Cash Flow Provided by (Used in) Financing Activities	(101,734,725)	408,966,457

Net Increase (Decrease) in Cash, Cash Equivalents and Foreign Currency	(4,287,996)	11,775,676

Cash, Cash Equivalents and Foreign Currency:
Beginning of the period	4,291,098	—
End of the period	3,102	11,775,676

Supplemental Information:
Interest paid during the period	3,290,685	4,347,418

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	On January 18, 2007, $4 million was borrowed from affiliate and repaid in March 2007. See Note 9 for details.
See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)

September 30, 2008	Highland Distressed Opportunities, Inc.
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
Interim unaudited financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, and reclassifications considered necessary for the fair presentation of financial statements for the periods presented, have been included. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used to value the Company’s assets as of September 30, 2008 as follows:

Assets at Fair Value	Total	Level 1	Level 2	Level 3
Portfolio Investments	$174,254,619	$151,109	$62,075,593	$112,027,917
Cash, cash equivalents and foreign currency	3,102	3,102	—	—

Total	$174,257,721	$154,211	$62,075,593	$112,027,917

The Company did not have any liabilities that were measured at fair value on a recurring basis at September 30, 2008.
The tables below set forth a summary of changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.

For the Three Months Ended
September 30, 2008
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of June 30, 2008	$46,033,783
Transfers in/(out) of Level 3	60,383,855
Net amortization/(accretion) of premium/(discount)	41,054
Net realized gains/(losses)	(2,027,172)
Net unrealized gains/(losses)	520,631
Net purchases and sales *	7,075,766

Balance as of September 30, 2008	$112,027,917

For the Nine Months Ended
September 30, 2008
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of December 31, 2007	$37,888,863
Transfers in/(out) of Level 3	85,188,420
Net amortization/(accretion) of premium/(discount)	333,542
Net realized gains/(losses)	(2,027,172)
Net unrealized gains/(losses)	(21,971,482)
Net purchases and sales *	12,615,746

Balance as of September 30, 2008	$112,027,917

*	Includes any applicable borrowings and/or paydowns made on revolving credit facilities held in the Company’s investment portfolio.
The net unrealized losses presented in the tables above relate to investments that are still held at September 30, 2008, and the Company presents these unrealized losses on the Statement of Operations as net change in unrealized appreciation/(depreciation) on investments.
Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. As a result, with respect to certain investments for which there is currently limited market visibility or activity, for the quarter ended September 30, 2008, approximately $60,383,855 of the Company’s portfolio investments were transferred from Level 2 to Level 3.
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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
(d)	Interest income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-Kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the three months ended September 30, 2008, approximately $0.1 million of PIK interest income was recorded.

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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
(j)	Investment in swap agreements

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

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2008.

(l)	Registration expenses

The Company records registration expenses related to shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Incentive fee expense recognition

The realized capital gain component of the incentive fee (the “Capital Gains Fee”) is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis.  To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee.  Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well.  There were no Capital Gains Fees paid or accrued for the quarter ended September 30, 2008.  (See Note 3 for additional information.)

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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement), beginning on December 31, 2007, and is calculated at the end of each applicable year by subtracting (A) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) the Company’s cumulative aggregate realized capital gains, in each case calculated from the date of the IPO of the Company’s shares. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. For the three months ended September 30, 2008 or for the nine months ended September 30, 2008, no capital gains incentive fees were earned by the Investment Adviser.
Pursuant to a separate administration agreement, the Investment Adviser furnishes the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser assists the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser receives an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PNC Global Investment Servicing Inc. (formerly PFPC Inc.). The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the three months ended September 30, 2008, the Investment Adviser earned administration fees of approximately $0.2 million.
The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company will pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “Measuring Period”), the sum of (a) the Company’s aggregate distributions to its stockholders plus (b) the change in the Company’s net assets, equals or exceeds 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. If neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, then the Agreement Regarding Payment of Sales Load shall terminate on such date, without the Company having any payment obligation to the Investment Adviser. As of September 30, 2008, the Company was under no obligation to make a payment to the Investment Adviser.
Note 4. Credit Facility
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On June 27, 2008, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent. Under the Credit Agreement, the Company may borrow on a revolving basis up to $100 million, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The Credit Agreement imposes stricter limitations than the 1940 Act requiring generally that asset coverage be at least 300% after a borrowing. The Credit Agreement expires in December 2008 and borrowings thereunder are secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The interest rate charged is based on prevailing commercial paper rates plus commitment and utilization fees. However, if the commercial paper market is at any time unavailable, the interest rate is, at the Company’s election, based on the prevailing Eurodollar rate, Federal Funds rate or the agent’s reference rate, in each case plus an applicable spread and commitment and utilization fees. The Company pays a commitment fee at the annual rate of 0.70% on the total commitment amount, and a utilization fee at the annual rate of 0.30% on outstanding borrowings. The Credit Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay interest or principal when due and failure to comply with certain asset coverage and borrowing base tests. Management is currently in negotiations with the facility provider to extend the facility. Given the unprecedented conditions in the financial system currently, it is not possible for management to predict if and when the facility provider will extend the facility.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
At September 30, 2008, the Company had borrowings outstanding under the Credit Agreement of $49 million. The interest rate charged on this loan as of September 30, 2008 was approximately 3.28%. The average daily loan balance during the three months ended September 30, 2008 on the facility was approximately $48.8 million at a weighted average interest rate of approximately 2.90%. Interest expense incurred during the quarter ended September 30, 2008 was approximately $0.6 million.
Note 5. Net Asset Value Per Share
At September 30, 2008, the Company’s total net assets and net asset value per share were $118,540,335 and $6.69, respectively.
Note 6. Unfunded Loan Commitments
As of September 30, 2008, the Company’s portfolio had unfunded loan commitments of approximately $0.1 million. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

Borrower	Unfunded Loan Commitment
Comcorp Broadcasting, Inc.	$84,131

$84,131

Unfunded loan commitments are marked to market on the relevant day of valuation in accordance with the Company’s valuation policies. Any applicable unrealized gain/(loss) and unrealized appreciation/(depreciation) on unfunded loan commitments are recorded on the Statement of Assets and Liabilities and the Statement of Operations, respectively. As of September 30, 2008, the Company recognized net unrealized depreciation on unfunded transactions of approximately $11,863. The net change in unrealized depreciation on unfunded transactions for the three and nine months ended September 30, 2008 was approximately $1,807 and $11,863, respectively, and is recorded in the Statement of Operations.
Note 7. Transactions in Securities of Affiliated Issuers
Under Section 2(a)(3) of the Investment Company Act of 1940, a portfolio company is defined as “affiliated” if a company owns five percent or more of its voting stock. The Company held at least five percent of the outstanding voting stock of the following portfolio companies as of September 30, 2008:

Issuer	Shares	Principal ($)	Market Value ($)
Comcorp Broadcasting, Inc.
Revolving Loan		$1,800,821	$1,546,905
Term Loan		$18,849,521	16,191,739
Communications Corp. of America	1,256,635		6,584,767
Genesys Limited	12,000,000		17,412,000

Total			$41,735,411

Note 8. Portfolio Information
For the nine months ended September 30, 2008, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $95,806,986 and $173,428,162, respectively.
Note 9. Affiliated Transactions
On January 18, 2007, the Company issued a promissory note payable to the Investment Adviser in the amount of $4 million with interest at 4.87% per annum, compounded semi-annually. The promissory note was paid off on March 8, 2007. The average daily balance on the promissory note for the time it was held was $4 million at a weighted average interest rate of 5.00%.

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2008, period ended September 30, 2007 and the period ended December 31, 2007:

	Nine Months Ended		Nine Months Ended		Year Ended
	September 30, 2008		September 30, 2007(a)		December 31, 2007(a)
Net asset value, beginning of period	$10.27		$14.33	(b)	$14.33	(b)

Net investment income	0.54		0.67		0.97
Net realized and unrealized loss on investments	(3.44)		(2.32)		(4.43)

Total from investment operations	(2.90)		(1.65)		(3.46)
Common Stock Offering Cost	—		(0.07)		(0.07)
Capital Contribution	—		0.26	(c)	0.26	(c)
Distributions Paid	(0.68)		(0.53)		(0.79)

Net asset value, end of period	$6.69		$12.34		$10.27

Market price per share, beginning of period	$8.57		$15.00		$15.00
Market price per share, end of period	$2.97		$12.85		$8.57

Total investment return (d)
Based on net asset value per share	(26.30	)%(e)	(10.42	)%(e)	(23.30	)%(e)
Based on market price per share	(60.79	)%(e)	(10.88	)%(e)	(38.85	)%(e)

Net assets, end of period (f)	$118,540		$218,595		$182,015
Ratios to Average Net Assets/Supplemental Data:
Total operating expense including interest expense	9.09%		8.78	%(g)	9.54	%(g)
Total operating expenses excluding interest expense	6.55%		5.15	%(g)	5.74	%(g)
Interest expense	2.54%		3.63	%(g)	3.80	%(g)
Waiver/reimbursement	0.75%		2.50	%(g)	2.24	%(g)
Net expense (h)	8.34%		6.28	%(g)	7.30	%(g)
Net investment income	8.85%		8.16	%(g)	8.77	%(g)
Portfolio turnover rate	41	%(e)	166	%(e)	224	%(e)
Debt:
Total loan outstanding, end of period (f)	$49,000		$165,000		$142,000
Asset Coverage per $1000 indebtedness, end of period	$3,419	(i)	$2,325	(i)	$2,282	(i)

(a)	The Company commenced operations on January 18, 2007.

(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.

(c)
On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Company prior to the Offering. No additional shares were issued in the transaction. The contribution per share is based on the pre-offering share amount of 333,333.33.

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

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2008	Highland Distressed Opportunities, Inc.
Note 11. Income Tax Information and Distributions to Stockholders
On September 9, 2008, the Company’s Board declared a third quarter distribution of $0.15 per share, which was paid on September 30, 2008 to common stockholders of record on September 19, 2008.
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
Note 12. New Accounting Interpretations and Standards
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
Portfolio and Investment Activity
The following table summarizes the historical composition of our investment portfolio, exclusive of cash and cash equivalents, as a percentage of total investments.

		Corporate
	Senior Loans	Notes and Bonds	Claims	Equity Interests
September 30, 2008	60.5%	24.9%	0.7%	13.9%
June 30, 2008	68.1%	27.0%	0.2%	4.7%
March 31, 2008	49.7%	40.4%	0.5%	9.4%
December 31, 2007	48.4%	34.8%	0.5%	16.3%
September 30, 2007	50.3%	34.4%	1.2%	14.1%
June 30, 2007	45.9%	35.4%	0.8%	17.9%
March 31, 2007	76.7%	21.1%	0.8%	1.4%
Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At September 30, 2008, the weighted average cost yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 6.8%. At September 30, 2008, the weighted average cost yield of our investments in senior loans and corporate notes and bonds was approximately 7.4%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.
As of September 30, 2008, approximately 54.3% of our portfolio consisted of investments in 10 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to September 30, 2008.
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
Comcorp Broadcasting, Inc.
Comcorp Broadcasting, Inc. (“ComCorp”) is a privately-held regional broadcasting company based in Lafayette, LA. ComCorp operates 23 TV stations in 10 markets in Texas, Louisiana, and Indiana. ComCorp filed for bankruptcy in June 2006 after it was unable to meet its ongoing debt obligations. ComCorp, and its direct and indirect subsidiaries, exited bankruptcy with an effective date of October 4, 2007 under reorganization plans filed (“Plans”) with the United States Bankruptcy Court in the Western District of Louisiana (Case No. 06-50410). Copies of the Plans and the Confirmation Orders may be downloaded, without cost, at www.kccllc.net/cca, or be requested free of charge by calling Kurtzman Carson Consultants LLC at 1-866-381-9100.
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
Genesys Ventures IA, LP
Genesys Ventures IA, LP, a limited partnership with Genesys Capital Partners of Toronto, Onterio, was established to hold the preferred equity of three late-stage venture companies: Epocal, Inc., Affinium Pharmaceuticals, Ltd., and NeurAxon, Inc. Epocal, Inc. is a point of care diagnostic company that designs and manufactures blood gas, electrolyte and metabolite testing devices. Affinium Pharmaceuticals, Inc. is a pharmaceutical company focused on the discovery, development and commercialization of novel anti-infective medicines stemming from the bacterial fatty acid synthesis II pathway. NeurAxon, Inc. is a CNS (central nervous system) research and development company that is currently developing new drugs for the treatment of pain and other CNS disorders such as epliepsy and depression. More information can be found at www.epocal.com, www.afnm.com, and www.nrxn.com.
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

TARH E&P Holdings, L.P.
Texas American Resources E&P Holdings (TARH) is a privately-held, independent energy company headquartered in Austin, TX. It focuses on the acquisition and exploitation of proved or near-proved oil and natural gas assets located in the mature producing basins of the onshore Texas and Rocky Mountain regions.
Wm. Wrigley Jr. Company
Wm. Wrigley Jr. Company (“Wrigley”) is a recognized leader in confections with a wide range of product offerings including gum, mints, hard and chewy candies, lollipops, and chocolate. Wrigley distributes its world-famous brands in more than 180 countries. On October 6, 2008, Wrigley was acquired by Mars, Incorporated, a privately-held maker of global candy brands, in a transaction valued at approximately $23 billion. The combined entity creates the largest global confectionary and consumer goods business.
Results of Operations
Results comparisons are for the three and nine months ended September 30, 2008 and 2007. These comparisons between current and prior periods may not necessarily be meaningful as we initially funded on January 18, 2007 (commencement of operations).
Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Total investment income	$4,086,448	$9,521,216	$18,458,396	$20,751,585
Net expenses	$(2,113,994)	$(5,255,267)	$(8,954,579)	$(9,023,284)
Net investment income	$1,972,454	$4,265,949	$9,503,817	$11,728,301
Net realized and unrealized gain/(loss) on investments	$(9,075,613)	$(30,386,390)	$(61,019,714)	$(37,049,465)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(7,103,159)	$(26,120,441)	$(51,515,897)	$(25,321,164)
Investment Income
We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains, if any, on investment securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for the three and nine months ended September 30, 2008 was approximately $4.1 million and $18.5 million, respectively, of which approximately $0.0 million and $0.1 million, respectively, was attributable to invested cash and cash equivalents and approximately $4.1 million and $18.4 million, respectively, was attributable to portfolio investments. For the three and nine months ended September 30, 2008, of the approximately $4.1 million and $18.4 million, respectively, in investment income from investments other than cash and cash equivalents, approximately $0.1 million and $2.2 million, respectively, of PIK interest income was recorded. In comparison, investment income for the three and nine months ended September 30, 2007 was approximately $9.5 million and $20.8 million, respectively, of which approximately $0.1 million and $0.8 million, respectively, was attributable to invested cash and cash equivalents and approximately $9.4 million and $20.0 million, respectively, was attributable to portfolio investments.

Operating Expenses
Operating expenses for the three and nine months ended September 30, 2008 were approximately $2.1 million and $9.8 million, respectively. These amounts consisted of advisory fees of approximately $0.9 million and $3.6 million, incentive fees of $0 and approximately $1.7 million, interest expense and credit facility fees of approximately $0.6 million and $2.7 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2008. For the comparative three and nine month periods a year earlier, operating expenses were approximately $6.0 million and $12.6 million, respectively. Included in operating expenses were advisory fees of approximately $2.2 million and $4.5 million, incentive fees of $0 and approximately $1.3 million, interest expense and credit facility fees of approximately $3.1 million and $5.2 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2007. Additionally, for the three and nine months ended September 30, 2008, the Investment Adviser voluntarily waived incentive fees of $0 and approximately $0.8 million, respectively.
Net Investment Income
The Company’s net investment income for the three and nine months ended September 30, 2008 was approximately $2.0 million and $9.5 million, respectively, versus net investment income of approximately $4.3 million and $11.7 million, respectively, for the three and nine months ended September 30, 2007.
Net Unrealized Appreciation/Depreciation on Investments
For the three and nine months ended September 30, 2008, the Company’s investments had net unrealized depreciation of approximately $4.0 million and $22.9 million, respectively. This compares to net unrealized depreciation on the Company’s investments of approximately $22.9 million and $29.8 million, respectively, for the three and nine months ended September 30, 2007.
Net Realized Gains/Losses
For the three and nine months ended September 30, 2008, the Company had net realized losses on investments of approximately $5.1 million and $38.1 million, respectively, compared to net realized losses on investments of approximately $7.5 million and $7.3 million, respectively, for the three and nine months ended September 30, 2007.
Net Increase/Decrease in Stockholders’ Equity (Net Assets) from Operations
For the three and nine months ended September 30, 2008, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $7.1 million and $51.5 million, respectively, compared to a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $26.1 million and $25.3 million, respectively, for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, the decrease in stockholders’ equity (net assets) resulting from operations was primarily attributable to net unrealized depreciation on investments, as discussed above.
Financial Condition, Liquidity and Capital Resources
We remain committed to our total return investment objective by pursuing risk-adjusted returns across market cycles and will continue to focus on positioning our portfolio to benefit in weakened credit markets. In light of the broader unprecedented market dislocation that began at the end of the third quarter and continues into the fourth quarter, we are encouraged by the opportunities at hand in the current market environment as well as those that may be presented. Until such time as we believe favorable to profit from the market correction, the Investment Adviser is opportunistically de-levering the Company’s investment portfolio with the objective of positioning the Company for such circumstances. During the quarter ended September 30, 2008, liquidity and capital resources were generated primarily from cash flows from operations, including investment sales and prepayments and income earned from investments and cash equivalents. In June of this year, the Company entered into a new credit facility with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent. The Company may borrow up to $100 million under the facility, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The facility expires December 1, 2008. We are currently in negotiations with the facility provider to extend the facility. Given the unprecedented conditions in the financial system currently, it is not possible for management to predict if and when the facility provider will extend the facility. At September 30, 2008, the Company had $49.0 million in borrowings outstanding. During the fourth quarter, we intend to use excess funds to primarily repay borrowings under our credit facility, make strategic investments to seek to meet our investment objectives and strategies, to make cash distributions to holders of our common stock and to pay fees and our operating expenses. During the nine months ended September 30, 2008, the Company generated approximately $97.4 million in cash flows from operations, of which $93.0 million was used to repay borrowings under its credit facilities and approximately $12.0 million used to make cash distributions to holders of our common stock.

Off-Balance Sheet Arrangements
At September 30, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.
Distributions
We have qualified and elected to be taxed as a regulated investment company, or RIC, under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to continue to qualify for the tax treatment applicable to RICs under the Code, and, among other things, continue to make the requisite distributions to our stockholders which will relieve the Company from federal income taxes.
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
On September 5, 2008, the Company’s Board declared a third quarter distribution of $0.1500 per share ($2,657,516), which was paid on September 30, 2008 to common stockholders of record on September 19, 2008. The Company has established an “opt out” dividend reinvestment plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the third quarter 2008 distribution, holders of approximately 1,613,998 shares participated in the Plan. As a result, of the $2,657,516 total amount distributed, approximately $242,100 was used by the Plan agent to purchase shares in the open market, including fractions, on behalf of the Plan participants. On June 6, 2008, the Company’s Board declared a second quarter distribution of $0.2625 per share ($4,650,652), which was paid on June 30, 2008 to common stockholders of record on June 20, 2008. On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share ($4,650,652), which was paid on March 31, 2008 to common stockholders of record on March 20, 2008.
Recently Issued Accounting Pronouncements
See Note 12: New Accounting Interpretations and Standards in the accompanying notes to financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.
As of September 30, 2008, approximately 85.4% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults were at historic lows during 2007, they have increased in 2008 and may increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the quarter ended September 30, 2008 as these hedges may be imperfect, unavailable or too costly.

As of September 30, 2008, approximately 58.4% and 27.0% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments.
Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect of a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of September 30, 2008 the average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 55.3 days.
Additionally, beginning in August 2008, the market rate of interest that serves as the referenced base rate for many of the Company’s individual investments began to experience significant volatility. This instability may potentially have a negative impact on the Company’s future distribution levels. Furthermore, given that the cost of borrowings under the Company’s credit facility is also based on prevailing interest rates, the expenses incurred as a result of the Company’s utilization of leverage may exceed the income earned from investments.
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
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 1A. Risk Factors
In addition to the other information set forth in this Item and elsewhere in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Company may invest in securities related to royalty securitizations, which means that these securities are secured by royalties derived from licenses of intellectual property including patents, trademarks and copyrights. Such investments may include either the debt or equity of royalty securitizations.
The risks of investing in these securities include the risks of investing in the underlying industry. In addition, these types of securities are currently not widely recognized or understood and the Company may not be able to sell the securities when it wants to do so. Each security will include different risk factors specific to that transaction.
For securities related to pharmaceutical royalty streams, the payments from the securities rely on milestone payments and/or a royalty stream from an underlying drug which may or may not have received approval of the Food and Drug Administration (“FDA”). If the underlying drug does not receive FDA approval, it could negatively impact the securities, including the payments of principal and/or interest on any debt securities. Where FDA approval has not been received, if forecasts of future sales of that drug may not be accurate, it could negatively impact the securities, including the payments of principal and/or debt on any debt securities. In addition, the introduction of new drugs onto the market could negatively impact the securities, since that may decrease sales and/or prices of the underlying drug. Changes to Medicare reimbursement or third party payor pricing could negatively impact the securities, since they could negatively impact the prices and/or sales of the underlying drug. There is also the risk that the licensing agreement that governs the payment of royalties may terminate, which could negatively impact the securities. There is also the risk that litigation involving the underlying drug could negatively impact the securities, including the payments of principal and/or interest on any debt securities.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Administration Services Agreement between Company and Highland Capital Management, L.P.(2)

10.3	Form of Sub-Administration Services Agreement between Highland Capital Management, L.P. and PFPC Inc.(1)

10.4	Form of Custodian Services Agreement between Company and PFPC Trust Company.(1)

10.5	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)

10.6	Form of Accounting Services Agreement.(1)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)

10.9	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)

10.10	Form of Agreement Regarding Payment of Sales Load.(2)

10.11	Amendment No.1 to the Administration Services Agreement dated as of June 6, 2008.(3)

10.12	Revolving Credit and Security Agreement among the Company, Liberty Street Funding LLC and The Bank of Nova Scotia dated as of June 27, 2008.(3)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3).(4)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)(3).(4)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(4)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 814-00729, filed on August 8, 2008.

(4)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: November 6, 2008	/s/ James D. Dondero

James D. Dondero
President (Principal Executive Officer)

/s/ M. Jason Blackburn

M. Jason Blackburn
Secretary and Treasurer (Principal Financial and Accounting Officer)