Form 10-K
period 2008-12-31
Highland Distressed Opportunities, Inc.
filed 2009-02-27
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2008, based on the closing price on that date of $5.74 on The New York Stock Exchange, was $95,979,642. As of February 6, 2009 there were 17,716,771 shares of the Registrant’s common stock outstanding.

HIGHLAND DISTRESSED OPPORTUNITIES, INC.

PART I

Item 1.	Business

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Highland Distressed Opportunities, Inc. (the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	the benefits of the proposed reorganization of the Company into Highland Credit Strategies Fund, announced on December 19, 2008;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

We have generally identified such statements by using words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports and other information that we in the future may file with the Securities and Exchange Commission (“SEC”), including proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Information about the Company is also available at http://www.HighlandHCD.com.

Overview

Highland Distressed Opportunities, Inc. is a non-diversified closed-end company incorporated under the laws of Delaware to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies. We were incorporated on August 22, 2006 and commenced material operations on February 27, 2007. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Additionally, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

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

On December 19, 2008, the Board of Directors of the Company approved an agreement and plan of merger and liquidation (“Agreement”). The Agreement provides for the merger of the Company with and into HCF Acquisition LLC (“Merger Sub”), a Delaware limited liability company to be organized as a wholly owned subsidiary of Highland Credit Strategies Fund (“HCF”), a non-diversified, closed-end management investment company also managed by Highland Capital Management, L.P. (the “Merger”), with Merger Sub being the surviving entity and pursuant to which common stockholders of the Company will receive shares of beneficial interest of HCF (and cash in lieu of any fractional shares). Immediately after the Merger, Merger Sub will distribute its assets to HCF, and HCF will assume the liabilities of Merger Sub, in complete liquidation and dissolution of Merger Sub (collectively with the Merger, the “Reorganization”). As a result of the Reorganization, each common stockholder of the Company will become a common shareholder of HCF. The conversion will be done on the basis of the relative net asset values of the Company and HCF.

The closing of the Reorganization is subject to several conditions, including the approval of the Company’s stockholders. If stockholders of the Company do not approve the reorganization or, if such other conditions are not satisfied or waived, the Company will continue its current operations. There is no assurance that the requisite stockholder approval will be obtained for the Reorganization or such other conditions will be satisfied. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Our Investment Adviser

We have no employees and our operations are conducted by our external manager, Highland Capital Management, L.P. (the “Investment Adviser”), pursuant to an investment advisory agreement between us, under which the Investment Adviser, subject to the overall supervision of the Company’s Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company.

Highland Capital Management, L.P., founded in 1993, is an investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) that specializes in credit and alternative investment strategies. The Investment Adviser, together with its affiliate Highland Capital Management Europe, Ltd., had over $28 billion in assets under management, as of December 31, 2008.

The Investment Adviser employs a fundamental, bottom-up investment approach that is enhanced by its industry-focused structure. This approach enables its professionals to focus on individual issues. This approach is further improved by a fund-specific, top-down analysis performed at the senior portfolio management level. Our investment process is driven by a team-management approach, utilizing industry specialization across multiple industries.

Our Administrator

In addition to furnishing us with office facilities, equipment, clerical, bookkeeping and recordkeeping services, our Investment Adviser performs, or oversees the performance, of our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to our stockholders and reports filed with the SEC. Our Investment Adviser assists in determining, and arranging for the publishing of, our net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to us by others. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PNC Global Investment Servicing (U.S.) Inc. (“PNC”) (formerly PFPC Inc.). PNC’s sub-administration services fees are payable by the Investment Adviser, not the Company.

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

Regulated Investment Company.  We have elected and intend to continue to qualify annually to be treated as a regulated investment company under Subchapter M of the Code. Accordingly, we must, among other things, meet the following requirements regarding the source of our income and the diversification of our assets:

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act and the instrument under which we issue debt, we may be prohibited from declaring distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.

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

The Code imposes a 4% nondeductible excise tax on the Company to the extent the Company does not distribute by the end of any calendar year at least the sum of: (i) 98% of its ordinary income (not taking into account any capital gain or loss) for the calendar year and (ii) 98% of its capital gain in excess of its capital loss (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made to use the Company’s fiscal year). In addition, the minimum amounts that must be distributed in any year to avoid the excise tax will be increased or decreased to reflect any under-distribution or over-distribution, as the case may be, from the previous year. There can be no assurance that sufficient amounts of the Company’s taxable income and capital gain will be distributed to avoid entirely the imposition of the excise tax. In that event, the Company will be liable for the excise tax only on the amount by which it does not meet the foregoing distribution requirement. The Company may elect to retain taxable income and determine to pay the excise tax on such amounts.

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

Investments

The following is a representative list of the industries in which the Company is currently invested:

• Aerospace	• Financial	• Housing
• Broadcasting	• Forest Products/Containers	• Service
• Consumer Non-Durables	• Gaming/Leisure	• Transportation
• Diversified Media	• Healthcare	• Wireless Communications

Market Opportunity

Growing Supply of Distressed Investment Opportunities.  The Investment Adviser believes that current market conditions present abundant opportunities to invest in distressed markets and expects that the breadth of opportunities will continue to expand due to the recent trading levels of leveraged loans in the secondary markets and increasing default and amendment rates.

As a consequence of increased market volatility that began in July 2007, credit markets experienced a significant technical dislocation in 2008, pushing approximately 81% of senior secured loans (also called bank loans, leveraged loans, or floating rate loans) into distressed territory, according to S&P/LSTA Leveraged Loan Index (“S&P/LSTA”). This situation provides the potential for capital appreciation with higher quality loans than normally would be the case with distressed investing. Additionally, the need to work through bankruptcy or amendment issues is potentially minimized if the Investment Adviser is able to identify the strongest loans trading at artificially depressed prices due to technical factors.

Additionally, with defaults of loans anticipated to increase during 2009, the opportunities for traditional distressed investing are likely to increase. The lagging twelve month default rate, as a percentage of outstanding principal, increased from approximately 0.2% on December 31, 2007, to approximately 3.8% on December 31, 2008 (Source: S&P/LSTA). The lagging twelve month default rate, by number of issuers, increased from approximately 0.3% to approximately 4.4% during the same time period (Source: S&P/LSTA). The fact that the number of issuers defaulted is a higher percentage than the percentage of dollar amount defaulted indicates that smaller issuers defaulted in 2008. Given the contagion in the economy and the general lack of credit available to businesses, the Investment Adviser believes the default rate will continue to increase into 2009. Not only will the default rate increase, but companies experiencing significant cash flow issues will increase. Therefore, it is expected that the distressed debt market will be robust for years to come.

As tracked by the S&P/LSTA, the average bid price of loans, which as of December 31, 2008 represent approximately 47.4% of the Company’s portfolio, has decreased significantly since December 31, 2007 from approximately 94.4% of par to approximately 61.7% of par as of December 31, 2008. Similarly, the average price of high-yield bonds has dropped significantly from an average price of approximately 94.1% of par as of December 31, 2007 to approximately 61.7% of par as of December 31, 2008 (Source: Credit Suisse High Yield Index). As of December 31, 2008, corporate notes and bonds (also called high-yield bonds) represented approximately 27.8% of the Company’s portfolio. These price movements are a result of the massive technical dislocation that ravished the debt markets in 2008. This was caused by banks and credit providers pulling leverage out of the market as they scrambled to shore up their balance sheets. What began as a crisis in subprime mortgages spread to the entire credit market and finally to the global financial system.

As a result, the average interest rate spreads of leveraged and high-yield bonds have experienced sharp increases during this period. During 2008, the discounted spread on loans had increased from approximately 453 basis points (“bps”) over the London Interbank Offered Rate (“LIBOR”) to approximately 2,373 bps over LIBOR (Source: S&P/LSTA). Similarly, the spread over comparable maturity U.S. government treasury securities on high-yield bonds had increased from approximately 166 bps to approximately 1,185 bps (Source: Credit Suisse High Yield Index). The Investment Adviser believes that this massive deleveraging and broad sentiment shift has created irrational value dislocations, which the Company will seek to identify and capture as markets begin to normalize.

Inefficient Distressed Markets.  The Investment Adviser believes the distressed markets are relatively inefficient due to a number of factors, including:

•	Forced Selling. Many investors are unwilling or unable to purchase or hold distressed debt, leading to forced selling and artificially low pricing. Additionally, regulatory or capital restrictions at many institutions prevent the holding, leveraging or actively managing of defaulted securities and often force the divestment of such positions.

•	Complexity of Analysis. The analysis of distressed investment opportunities is significantly more complex and challenging than that of traditional par investments. Investors often overestimate the long-term impact of

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

Investment Expertise.  The Investment Adviser’s continuous monitoring of the market in general and specific existing positions by these investment professionals often leads to a meaningful advantage in the timeliness and quality of information that the Investment Adviser can obtain on prospective investments in the earlier stages of impairment. This information and positioning advantage allows the Investment Adviser to evaluate management and performance over a protracted time horizon and assess historical trading data. Additionally, the Investment Adviser’s presence in both the primary and secondary leveraged loan markets has allowed the Investment Adviser to build strong relationships with regional, national and global financial institutions. This network of broker/dealer relationships is much broader than the typical networks possessed by most other distressed funds and has proved to be a great advantage when identifying investments and new financing opportunities, especially middle-market loans held by smaller regional institutions and unlisted company loans.

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

The Company invests in high-yield debt securities (also commonly referred to as “junk” securities), the generic name for debt securities rated below BBB- and Baa3 by Moody’s or S&P. High-yield debt securities are frequently issued by corporations in the growth stage of their development, but also may be issued by established companies. These bonds are regarded by the rating organizations, on balance, as predominantly speculative with respect to capacity to pay interest and repay principal in accordance with the terms of the obligation. Such securities also are generally considered to be subject to greater risk than securities with higher ratings. Securities that are rated Ba by Moody’s or BB by S&P have speculative characteristics with respect to the capacity to pay interest and repay principal. Securities that are rated B by Moody’s or S&P reflect the rating organizations’ view that such securities generally lack characteristics of a desirable investment and assurance of interest and principal payments over any long period of time may be small. Securities that are rated Caa by Moody’s or CCC by S&P or below are of poor standing. Those issues may be in default (such as those rated D by S&P) or present elements of danger with respect to principal or interest. The Company is not limited in its holdings of such securities and from time to time may invest in such securities, or securities held by the Company may become subject to payment default subsequent to purchase. High-yield securities held by the Company may include securities received as a result of a corporate reorganization or issued as part of a corporate takeover. Securities issued to finance corporate restructurings may have special credit risks because of the highly-leveraged conditions of the issuers, and such securities usually are subordinate to securities subsequently issued by the issuer. In addition, such issuers may lose experienced management as a result of the restructurings. Finally, the market price of such securities may be more volatile to the extent that expected benefits from restructuring do not materialize.

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

The Investment Process

The Investment Adviser manages our portfolio through a team of portfolio managers and investment professionals. Our portfolio managers are senior members from the Investment Adviser. The portfolio managers are supported by and have access to a team of investment professionals and the analytical capabilities and support personnel of the Investment Adviser. The investment professionals from the Investment Adviser identify and evaluate investment opportunities. An investment committee comprised of senior investment professionals of the Investment Adviser review prospective investments identified by the Investment Adviser’s investment team and give final approval to all significant investment decisions.

The Investment Adviser utilizes the same value-oriented philosophy used by the investment professionals of the Investment Adviser in managing their private investment funds and commits its resources to managing downside exposure.

Early-Mover Advantage.  Continuous monitoring of a large universe of issuers should enable us to identify potential investments at the earliest stages of their impairment. This timely identification of opportunities often will give us an early-mover advantage from a due diligence standpoint as well as in tactically sourcing our distressed investments. This is a competitive advantage that many other distressed investment firms do not have, as they typically do not play an active role in the broader leveraged loan market and therefore tend to engage their resources only once a company has reached a critical point of deterioration or in reaction to a catalytic event (e.g., a missed coupon payment). This early-mover advantage is especially important within the middle market and among unlisted companies, where companies typically provide detailed operating statistics to only their existing senior lenders.

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

Competition

We believe that there are currently numerous opportunities to provide financing for financially-troubled or distressed companies that are middle-market companies and unlisted companies. Initially, we believed our primary competitors in this market include other BDCs, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Although these competitors regularly provided finance products to financially-troubled or distressed companies in the past, many of them lack the necessary capital to provide financing in the current troubled environment. We also face competition from other firms that do not specialize in financially-troubled or distressed companies that are middle-market companies and unlisted companies, but that are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. We use the industry information of the Investment Adviser’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Highland Capital Management, L.P. and of the senior principals of the Investment Adviser, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

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

The base management fee is payable quarterly in arrears at a rate equal to 2.00% per annum of the Company’s Managed Assets. Managed Assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage).

The incentive fee consists of two components: (1) the Pre-Incentive Fee Net Investment Income and (2) the Capital Gains Fee. Pre-Incentive Fee Net Investment Income is calculated and payable quarterly in arrears. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse the Company for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on an obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

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

Leverage

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings. There is no assurance that our use of leverage will be successful in enhancing the level of our total return. The net asset value of our shares may be reduced by the issuance costs of any leverage. Depending on market conditions and restrictions imposed by our credit facility, we may use leverage in an aggregate amount up to 50% of our total assets (including the proceeds from the leverage), the maximum amount allowable under the 1940 Act. Our credit agreement currently imposes stricter limitations than the 1940 Act, requiring generally that asset coverage be at least 350% after a borrowing. The use of leverage involves significant risks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “1934 Act”), our Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Certifications

In April 2008, the Company submitted to the New York Stock Exchange pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification of the Company’s Chief Executive Officer. In addition, certifications by the Company’s Chief Executive Officer and Principal Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

We were incorporated on August 22, 2006, commenced material operations on February 27, 2007 and have conducted limited operations to date. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objective and that the value of your investment could decline substantially.

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

The Investment Adviser’s key personnel have limited experience managing a BDC and we cannot assure you that their past experience will be sufficient to manage our Company as a BDC.

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

The Investment Adviser or its officers and employees serve or may serve as officers, trustees, directors or principals of entities that operate in the same or a related line of business or of investment funds managed by the Investment Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or its stockholders. As a result, the Investment Adviser will face conflicts in the allocation of investment opportunities to the Company and other entities or funds. In order to fulfill its fiduciary duties to each of its clients, the Investment Adviser will endeavor to allocate investment opportunities over time in a fair and equitable manner that may, subject to applicable regulatory constraints, involve pro rata co-investment by the Company and such other clients or may involve a rotation of opportunities among the Company and such other clients. In addition, the Investment Adviser may invest on behalf of other funds and accounts in different levels of an issuer’s capital structure, which may result in potential conflicts of interest.

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

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings. At December 31, 2008, we had borrowings outstanding of $15.5 million under a credit facility. Although our use of leverage may create an opportunity for increased returns for our common shares, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operation. If we do incur leverage, a decrease in the value of our investments would have a greater negative impact on the value of our shares than if we did not use leverage. If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our shares will be less than if leverage had not been used. There is no assurance that our use of leverage, if any, will be successful. Leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:

•	We would not be permitted to pay distributions on the shares if dividends on the preferred stock and/or interest on borrowings have not been paid or set aside for payment.

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt or preferred stock or other senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines below that level we may be prohibited from paying distributions on the shares. If that happens, in order to maintain our tax qualification we may be required to sell a portion of our investments and repay a portion of our leverage at a time when such sales and/or repayments may be disadvantageous from an investment perspective.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility or our ability to pay distributions on shares in certain instances.

•	Any debt that we issue or incur may be secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders at a time when such sales may be disadvantageous.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing our leverage.

•	Any leverage instruments that we issue in the future will have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our shares.

•	There will likely be greater volatility of net asset value and market price of our shares than for a comparable company that does not use leverage.

•	When we use leverage, the base management fee payable to our Investment Adviser will be higher than if we did not use leverage because it is calculated using managed assets, not net assets.

•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the leverage instruments issued by us.

•	The 1940 Act provides certain rights and protections for preferred stockholders which may adversely affect the interests of our common stockholders, including rights that could delay or prevent a transaction or a change in control to the detriment of the holders of our shares.

Regulations governing our operation as a BDC affect the investments we may make and our ability to, and the way in which we, raise additional capital.

Our business may benefit from raising additional capital from time to time. We may acquire additional capital through the use of leverage and issuance of additional shares. We may use leverage up to the maximum amount permitted by the 1940 Act. We generally will not be able to issue and sell our shares at a price below net asset value per share. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at prices below the current net asset value of the shares if our Board determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. At our 2008 Annual Meeting of Stockholders on June 6, 2008, stockholders approved a proposal to authorize the Company, subject to the approval of the Board, to sell shares of its common stock at a price below net asset value per share, or warrants, options and rights to acquire its Common Stock at a price below the then current net asset value per share. This authorization expires on the earlier of the one-year anniversary of the approval and the date of our 2009 Annual Meeting of Stockholders. In any such case, except in connection with rights offerings or with stockholder approval, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any underwriting commission or discount).

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

We make investments in unlisted companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than listed securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded such investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that the Investment Adviser has material non-public information regarding such portfolio company. Under certain market conditions, including those experienced recently, this risk may be particularly pronounced for the Company.

We pay the Investment Adviser a base management fee based on our Managed Assets, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay the Investment Adviser a quarterly base management fee based on the value of our Managed Assets. Accordingly, the Investment Adviser will have an economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. See “Risks Related to Our Business and Structure — Because we use leverage, you will be exposed to additional risks, including the risk that our use of leverage can magnify the effect of any losses that we incur.” We pay the Investment Adviser incentive compensation based on our net investment income and realized capital gains, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay the Investment Adviser incentive compensation based on our net investment income and realized capital gains, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to make investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Investment Adviser is determined, which is calculated as a percentage of the return on net assets, may encourage the Investment Adviser to use leverage to increase the return on the Company’s investments. If the Investment Adviser acquires poorly-performing assets with such leverage, the loss to holders of the shares could be substantial. Moreover, if our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness or preferred stock, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. See “Risks Related to Our Business and Structure — Because we use leverage, you will be exposed to additional risks, including the risk that our use of leverage can magnify the effect of any losses that we incur.” We pay the Investment Adviser a base management fee based on our Managed Assets, which may create an incentive for the Investment Adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

Our proposed Reorganization into Highland Credit Strategies Fund may affect the market price of our common stock, and if the Reorganization does not occur, the market price of our shares may be adversely affected.

The proposed Reorganization into HCF is expected to be considered at a stockholder meeting during the 2nd quarter of 2009. If the Reorganization is delayed or not completed (because, for example, shareholder approval is not obtained or other conditions of the Merger are not satisfied), the price of our common stock may decline to the extent that the current market price of that stock reflects a market assumption that the Reorganization will be completed and that the related benefits will be realized. Because the number of shares of HCF to be received in exchange for each share of the Company would be determined based on the relative net asset value per share of each entity on the valuation date, changes in the net asset value of HCF’s portfolio, or changes in market outlook for the asset classes in which that fund invests, may affect the market price of the Company’s common stock. If the Reorganization is not completed, the Company will have incurred substantial expenses without achieving the expected benefits.

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

Under certain market conditions, the secondary market for lower grade debt may not be as liquid as the secondary market for more highly rated debt, a factor that may have an adverse effect on the Company’s ability to dispose of a particular instrument. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally much larger than higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, the Company could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating the Company’s net asset value.

Since investors generally perceive that there are greater risks associated with lower-grade debt of the type in which the Company invests a significant portion of its assets, the yields and prices of such debt may tend to fluctuate more than those for higher rated instruments. In the lower quality segments of the fixed income markets, changes in perceptions of issuers’ creditworthiness tend to occur more frequently and in a more pronounced manner than do changes in higher quality segments of the income securities market, resulting in greater yield and price volatility.

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

The Company is authorized to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default and including by providing debtor-in-possession, or DIP, financing. There is no limit on the amount of the Company’s portfolio that can be invested in distressed or bankrupt issuers, and the Company may invest for purposes of control (either by itself or together with other funds managed by our Investment Adviser). Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

The Company may acquire interests in bank loans and other debt obligations either directly (by way of sale or assignment) or indirectly (by way of participation). The Company may purchase bank loans and other debt obligations directly from the issuers as well as in the secondary transactions. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution, and in any event, the Company may not be able unilaterally to enforce all rights and remedies under the loan and any associated collateral. A participation interest in a portion of a debt obligation typically results in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement or any rights of setoff against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation.

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

The Company generally reinvests the cash flows received from a security. The additional income from such reinvestment, sometimes called interest-on-interest, is reliant on the prevailing interest rate levels at the time of reinvestment. There is a risk that the interest rate at which interim cash flows can be reinvested will fall. Reinvestment risk is greater for longer holding periods and for securities with large, early cash flows such as high-coupon bonds. Reinvestment risk also applies generally to the reinvestment of the proceeds the Company receives upon the maturity or sale of a portfolio security.

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

Risks of Investing in Structured Finance Securities.  A portion of the Company’s investments may consist of collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations or similar instruments. Structured finance securities may present risks similar to those of the other types of debt obligations in which the Company may invest and, in fact, such risks may be of greater significance in the case of structured finance securities. Moreover, investing in structured finance securities may entail a variety of unique risks. Among other risks, structured finance securities may be subject to prepayment risk. In addition, the performance of a structured finance security will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets.

The Company invests in a special type of structured finance security called Royalty Securities. Royalty Securities are securities related to pharmaceutical royalty streams, which means that they are debt and equity securities secured by or related to royalties derived from licenses of intellectual property related to pharmaceutical products.

Companies holding rights to intellectual property may create bankruptcy remote special purpose entities whose underlying assets are royalty license agreements and intellectual property rights related to a product. Royalty Securities may include bonds, loans and equity issued by the special purpose entity.

In a typical structure in the pharmaceutical industry, a small pharmaceutical company that develops a compound may license the commercial opportunity to a large-cap pharmaceutical company in exchange for payments upon completion of certain milestones (for example, FDA approval) and a percentage of future product sales. Upon securing the right to receive royalties on product sales, the small pharmaceutical company finances a loan or bond secured by the royalty stream, which is typically non-recourse to either of the pharmaceutical companies.

In addition, a company, the sponsor, may create a wholly owned subsidiary, the issuer, that issues the Royalty Securities. The sponsor sells, assigns and contributes to the issuer rights under one or more license agreements, including the right to receive royalties and certain other payments from sales of the pharmaceutical or other products. The sponsor also pledges the equity ownership interests in the issuer to the trustee under the indenture related to the notes. In return, the sponsor receives the proceeds of the securities from the issuer. The issuer of the securities grants a security interest in its assets to the trustee and is responsible for the debt service on the notes. An interest reserve account may be established to provide a source for payments should there be a cash flow shortfall for one or more periods.

If the issuer of the loan or bond defaults, any recourse will be limited to the issuer (which is formed for the limited purpose of purchasing and holding the license agreement or related intellectual property) and the collateral. The pharmaceutical or other company sponsoring the special purpose entity will generally not have the obligation to contribute additional equity to the issuer.

Risk factors of Royalty Securities, in addition to the risks of structured finance securities generally, include risks relating to the products associated with the royalty stream (such as challenges to the intellectual property rights, product recalls and product liability claims, and approval by the FDA of the drug), risks relating to the license agreement, risks relating to the structure of the financing and risks relating to bankruptcy or reorganization proceedings.

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

Synthetic Securities Risk.  In addition to credit risks associated with holding non-investment grade loans and high-yield debt securities, with respect to synthetic securities the Company will usually have a contractual relationship only with the counterparty of such synthetic securities, and not the Reference Obligor (as defined below) on the Reference Obligation (as defined below). The Company generally will have no right to enforce directly compliance by the Reference Obligor with the terms of the Reference Obligation nor any rights of set-off against the Reference Obligor, nor have any voting rights with respect to the Reference Obligation. The Company will not benefit directly from any collateral supporting the Reference Obligation or have the benefit of the remedies on default that would normally be available to a holder of such Reference Obligation. In addition, in the event of insolvency of its counterparty, the Company will be treated as a general creditor of such counterparty and will not have any claim with respect to the credit risk of the counterparty as well as that of the Reference Obligor. As a result, an overabundance of synthetic securities with any one counterparty subjects the notes to an additional degree of risk with respect to defaults by such counterparty as well as by the Reference Obligor. The Investment Adviser may not perform independent credit analyses of the counterparties, any such counterparty, or an entity guaranteeing such counterparty, individually or in the aggregate. A “Reference Obligation” is the debt security or other obligation upon which the synthetic security is based. A “Reference Obligor” is the obligor on a Reference Obligation. There is no maximum amount of the Company’s assets that may be invested in these securities.

Non-diversification of the Company’s assets or the use of other focused strategies may present more risks than if the Company were diversified or used broad strategies.

While the Investment Adviser will invest in a number of fixed-income and equity instruments issued by different issuers and plans to employ multiple investment strategies with respect to our portfolio, it is possible that a significant amount of our investments could be invested in the instruments of only a few companies or other issuers or that at any particular point in time one investment strategy could be more heavily weighted than the others. As of December 31, 2008, approximately 85.3% of our portfolio consisted of investments in 10 issuers, which represents a greater portion of the portfolio in a relatively small number of issuers than as of the end of prior periods. The focus of our portfolio in any one issuer would subject us to a greater degree of risk with respect to defaults by such issuer or other adverse events affecting that issuer, and the focus of the portfolio in any one industry or group of industries would subject us to a greater degree of risk with respect to economic downturns relating to such industry. The focus of our portfolio in any one investment strategy would subject us to a greater degree of risk than if our portfolio were varied in its investments with respect to several investment strategies. The Company is not subject to concentration restrictions applicable to investment companies. As of December 31, 2008, over 41.3% of our total assets were invested in the healthcare industry.

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

We may invest up to (but may invest more than) 20% of our total assets in foreign securities, which may include securities denominated in U.S. dollars or in foreign currencies or multinational currency units. Investing in foreign securities involves certain risks not involved in domestic investments, including, but not limited to: (1) future foreign economic, financial, political and social developments; (2) different legal systems; (3) the possible imposition of exchange controls or other foreign governmental laws or restrictions; (4) lower trading volume; (5) much greater price volatility and illiquidity of certain foreign securities markets; (6) different trading and settlement practices; (7) less governmental supervision; (8) changes in currency exchange rates; (9) high and volatile rates of inflation; (10) fluctuating interest rates; (11) less publicly available information; (12) different accounting, auditing and financial recordkeeping standards and requirements; and (13) expropriation, confiscatory taxation and nationalization.

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

The war with Iraq, its aftermath and the continuing U.S. presence in Iraq and Afghanistan are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupations cannot be predicted with any certainty. Terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 closed some of the U.S. securities markets for a four-day period and similar events in the future cannot be ruled out. The war, the U.S. presence in Iraq, terrorism and related geopolitical risks have led to, and may in the future lead to, increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, inflation and other factors relating to the shares.

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

Our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our shares.,

Our certificate of incorporation and bylaws include provisions that could limit the ability of other entities or persons to acquire control of us or convert us to an investment company. These provisions could deprive the holders of shares of opportunities to sell their shares at a premium over the then current market price of the shares or at net asset value.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2008, we do not own any real estate or other physical properties materially important to our operation. Our principal executive office is located at NexBank Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on the New York Stock Exchange (“NYSE”) on February 22, 2007, under the symbol “HCD.” On February 6, 2009, there were approximately 5,325 record holders and beneficial owners (held in street name) of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on the NYSE from our IPO through December 31, 2008.

	Sales Price
	High	Low

Year Ending December 31, 2008
First Quarter	$9.26	$5.96
Second Quarter	$8.68	$5.66
Third Quarter	$6.13	$2.94
Fourth Quarter	$3.42	$0.86
Year Ending December 31, 2007
First Quarter (period from January 18, 2007* to March 31, 2007)	$15.25	$14.06
Second Quarter	$15.05	$13.84
Third Quarter	$14.48	$9.75
Fourth Quarter	$13.20	$8.38

*	Commencement of operations

Holders

As of February 6, 2009, we had approximately 10 stockholders of record.

Distributions

We currently intend to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board.

The following table summarizes the distributions declared by us for each quarter following the completion of our IPO:

Date Declared	Record Date	Payment Date	Amount

March 9, 2007	June 19, 2007	June 29, 2007	$0.2625
August 3, 2007	September 18, 2007	September 28, 2007	$0.2625
November 6, 2007	December 21, 2007	December 31, 2007	$0.2625

Total declared during 2007			$0.7875

March 7, 2008	March 20, 2008	March 31, 2008	$0.2625
June 6, 2008	June 20, 2008	June 30, 2008	$0.2625
September 5, 2008	September 19, 2008	September 30, 2008	$0.1500
December 4, 2008	December 19, 2008	December 31, 2008	$0.0750

Total declared during 2008			$0.7500

As a BDC, we have elected to be treated as a regulated investment company under Subchapter M of the Code. To qualify as a regulated investment company and maintain our regulated investment company status, we must distribute at least 90% of our “investment company taxable income” (which, generally, consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest. We intend to distribute each quarter to stockholders substantially all of our net investment income and net short-term capital gains that legally are available for distribution in order to meet this distribution requirement.

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

Unless the registered owner of your shares elects to receive cash by contacting PNC Global Investment Servicing (U.S.) Inc. (formerly PFPC Inc.) (the “Plan Agent”), the agent for stockholders that is administering our Dividend Reinvestment Plan (the “Plan”), all distributions declared for your shares will be automatically reinvested by the Plan Agent in additional shares. If the registered owner of your shares elects not to participate in the Plan, you will receive all distributions in cash paid by check mailed directly to you (or, if the shares are held in street or other nominee name, then to such nominee) by the Plan Agent, as the dividend disbursing agent. You may elect not to participate in the Plan and to receive all distributions in cash by sending written instructions or by contacting the Plan Agent, as the dividend disbursing agent, at the address set forth below. Participation in the Plan is completely voluntary and may be terminated or resumed at any time without penalty by contacting the Plan Agent before the distribution record date;

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

All correspondence concerning the Plan should be directed to the Plan Agent at PNC Global Investment Servicing (U.S.) Inc., 301 Bellevue Parkway, Wilmington, Delaware 19809; telephone (877) 665-1287.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not sell any securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during any month within the year ended December 31, 2008.

Stock Performance Graph

The following graph compares the total cumulative return on our common stock with that of the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”)(1) and the BDC Peer Group(2), for the period February 26, 2007 (the date of the Company’s IPO) through December 31, 2008 (the “Performance Graph”). The Performance Graph assumes that, on February 26, 2007, a person invested $100 in our common stock, the equity securities of the companies included in the S&P 500 Index, and the equity securities of the companies included in the BDC Peer Group. The Performance Graph measures total stockholder return, which takes into account changes in stock price and assumes that all distributions are reinvested in additional shares on the ex-date without commissions. This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HIGHLAND DISTRESSED
OPPORTUNITIES, INC., S&P 500, AND BDC PEER GROUP

Source: SNL Financial LC	©2009

(1)	The S&P 500 Index is an unmanaged, capitalization-weighted index generally representative of the U.S. market for large capitalization stocks. This information shows how our performance compares with the returns of one of the most widely used U.S. equity indexes. The S&P 500 Index cannot be invested in directly.

(2)	The BDC Peer Group consists of the following closed-end companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corporation
American Capital Strategies, Ltd.
Apollo Investment Corporation
Ares Capital Corporation
Capital Southwest Corporation
Equus Total Return, Inc.
Fifth Street Finance Corporation	Gladstone Capital Corporation Gladstone Investment Corporation. GSC Investment Corporation Harris & Harris Group, Inc. Hercules Technology Growth Capital, Inc. Kayne Anderson Energy Development Co.	Kohlberg Capital Corporation MCG Capital Corporation Medallion Financial Corporation MVC Capital, Inc. NGP Capital Resources Company Patriot Capital Funding, Inc.	Pennantpark Investment Corp. Prospect Capital Corporation TICC Capital Corporation Tortoise Capital Resources Corp. Triangle Capital Corporation Utek Corporation

	Period Ending
	02/26/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08
Highland Distressed Opportunities, Inc.	100.00	60.62	51.57	43.85	23.59	18.25

BDC Peer Group	100.00	77.83	76.20	60.14	62.07	26.77

S&P 500	100.00	102.92	93.20	90.66	83.07	64.84

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

	Year Ended	Period Ended
	December 31,	December 31,
	2008	2007(a)

Total investment income	$21,978,674	$31,329,721
Net expenses	$11,188,738	$14,240,203
Net investment income	$10,789,936	$17,089,518
Net realized and unrealized gain/(loss) on investments	$(118,960,982)	$(74,340,032)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(108,171,046)	$(57,250,514)
Balance Sheet Data:
Total assets	$87,162,000	$346,923,924
Borrowings outstanding	$15,500,000	$142,000,000
Stockholders’ equity (net assets)	$60,556,428	$182,015,052

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of “eligible portfolio companies” (as defined in the 1940 Act), cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Additionally, we have elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

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

On December 19, 2008, the Board of Directors of the Company approved an agreement and plan of merger and liquidation (“Agreement”). The Agreement provides for the merger of the Company with and into HCF Acquisition LLC (“Merger Sub”), a Delaware limited liability company to be organized as a wholly owned subsidiary of Highland Credit Strategies Fund (“HCF”), a non-diversified, closed-end management investment company also managed by the Highland Capital Management, L.P. (the “Merger”), with Merger Sub being the surviving entity and pursuant to which common stockholders of the Company will receive shares of beneficial interest of HCF (and cash in lieu of any fractional shares). Immediately after the Merger, Merger Sub will distribute its assets to HCF, and HCF will assume the liabilities of Merger Sub, in complete liquidation and dissolution of Merger Sub (collectively with the Merger, the “Reorganization”). As a result of the Reorganization, each common stockholder of the Company will become a common shareholder of HCF.

The closing of the Reorganization is subject to several conditions, including the approval of the Company’s stockholders. If stockholders of the Company do not approve the reorganization or, if such other conditions are not satisfied or waived, the Company will continue its current operations. There is no assurance that the requisite stockholder approval will be obtained for the Reorganization or such other conditions will be satisfied.

On December 24, 2008, HCF filed with the Securities and Exchange Commission a proxy statement/prospectus with respect to the Reorganization. The Company expects to mail the proxy statement/prospectus to its stockholders and to solicit approval of the reorganization in March 2009. The Company and HCF will bear the costs of the reorganization. It is currently expected that the Reorganization will qualify as a tax-free reorganization for federal income tax purposes. The number of shares of HCF (and cash for fractional shares) that stockholders of the Company will receive in the Reorganization will be based on the relative net asset values of the Company and HCF as of the close of business on the valuation date for the Reorganization. Subject to stockholder approval and the satisfaction or waiver of certain conditions, the Reorganization is currently expected to occur in the 2nd quarter of 2009.

Until the date of the stockholder meeting to consider the Reorganization and, if approved, during the period between the stockholder meeting and the closing of the Reorganization, the Company may determine to use funds received from interest payments or the sale of investments to pay down the Company’s credit facility and may maintain a larger cash position than under normal circumstances pending the Reorganization.

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

Market Quotations Available

The market value of each security listed or traded on any recognized securities exchange or automated quotation system will be the last reported sale price at the relevant valuation date on the composite tape or on the principal exchange on which such security is traded. If no sale is reported on that date, the Company utilizes, when available, pricing quotations from principal market makers. Such quotations may be obtained from third-party pricing services or directly from investment brokers and dealers in the secondary market. Generally, the Company’s loan and bond positions are not traded on exchanges and consequently are valued based on market prices received from third-party pricing services or broker-dealer sources. The Company obtains multiple broker-dealer quotes when available, but places greater reliance on quotes from broker-dealers that serve as underwriters for the issuer. In order to validate market quotations, the Company evaluates information, as available and as applicable, to determine if the quotations are representative of fair value, including, but not limited to, the source and nature of the quotations, qualitative analysis of the issuer and internally developed expectations and models. The valuation of certain securities for which there is little to no market activity may take into account appraisal reports obtained by management from independent valuation firms. Short-term debt securities having a remaining maturity of 60 days or less when purchased and debt securities originally purchased with maturities in excess of 60 days but which currently have maturities of 60 days or less may be valued at cost adjusted for amortization of premiums and accretion of discounts.

Market Quotations Not Available

Securities for which market quotations are not readily available, or for which the Company has determined the price received from a pricing service or broker-dealer is “stale” or otherwise does not represent fair value, are valued by the Company at fair value, taking into account factors reasonably determined to be relevant, including: (i) the fundamental analytical data relating to the investment; (ii) the nature and duration of restrictions on disposition of the securities; and (iii) an evaluation of the forces that influence the market in which these securities are purchased and sold. The Company takes the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Board:

1.	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

2.	Preliminary valuation conclusions will then be documented and discussed with Highland Capital Management, L.P.’s (the “Investment Adviser”) senior management.

3.	The Company’s valuation committee, comprised of the Investment Adviser’s investment professionals and other senior management, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board reviews all of these preliminary valuations each quarter.

4.	Finally, the Board discusses valuations and reviews the fair value of each investment in the Company’s portfolio in good faith, pursuant to policies and procedures approved by the Board, based on the input of the valuation committee and an independent valuation firm.

As part of the valuation process, management takes into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

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

		Corporate
	Senior Loans	Notes and Bonds	Claims	Equity Interests

December 31, 2008	47.4%	27.8%	0.1%	24.7%
September 30, 2008	60.5%	24.9%	0.7%	13.9%
June 30, 2008	68.1%	27.0%	0.2%	4.7%
March 31, 2008	49.7%	40.4%	0.5%	9.4%
December 31, 2007	48.4%	34.8%	0.5%	16.3%
September 30, 2007	50.3%	34.4%	1.2%	14.1%
June 30, 2007	45.9%	35.4%	0.8%	17.9%
March 31, 2007	76.7%	21.1%	0.8%	1.4%

Our equity investments increased as a percentage of total investments during the fourth quarter. This was caused primarily by a decline in our loan and bond investments while the equity investments maintained their value in large part. However, during the fourth quarter we did not increase our equity holdings through additional investments.

Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At December 31, 2008, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 5.7%. At December 31, 2008, the weighted average yield of our investments in senior loans and corporate notes and bonds was approximately 6.0%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.

As of December 31, 2008, approximately 85.3% of our portfolio consisted of investments in 10 issuers. This is a material increase from prior quarters as we have sought to consolidate our holdings into fewer core positions. We accomplished this consolidation by liquidating smaller, non-core positions and using the proceeds to pay down the credit facility. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to December 31, 2008.

Argatroban Royalty Sub, LLC

Argatroban Royalty Sub, LLC, a wholly-owned subsidiary of Encysive Pharmaceuticals, was established to issue senior secured bonds backed by the royalty cash stream from the sales of Argatroban, a branded pharmaceutical marketed by GlaxoSmithKline plc. Argatroban is a synthetic direct thrombin inhibitor indicated as an anticoagulant for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia, or HIT, which is a profound allergic reaction to anticoagulation therapy with heparin. More information can be found at www.argatroban.com.

Azithromycin Royalty Sub, LLC

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

Fontainebleau Florida Hotel, LLC

Fontainebleau Florida Hotel, LLC is the owner of the Fontainebleau Miami Beach, an 825 room luxury hotel redevelopment in Miami Beach, Florida. The parent company of Fontainebleau Florida Hotel, LLC and developer of the resort is Fontainebleau Resorts, LLC (“Fontainebleau”). Fontainebleau is led by Chairman Jeffrey Soffer, who also serves as Chief Executive Officer of Turnberry, Ltd., a creator of luxury condominium and condominium-hotel developments, and President and Chief Financial Officer Glenn Schaeffer, a former Chief Executive Officer of Mandalay Resort Group. The Fontainebleau Miami was renovated and expanded into a 22-acre destination resort, which opened in the fall of 2008. More information can be found at www.bleaumiamibeach.com.

Genesys Ventures IA, LP

Genesys Ventures IA, LP, a limited partnership with Genesys Capital Partners of Toronto, Ontario, was established to hold the preferred equity of three late-stage venture healthcare companies.

Kepler Holdings Limited

Kepler Holdings Limited is a Bermuda-based special purpose vehicle with a portfolio comprised of pre-defined segments of Hannover Re’s natural catastrophe property reinsurance business.

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

Penhall Holding Company

Penhall Holding Company is the parent company of Penhall International Corporation (“Penhall”), one of the largest providers of concrete cutting, breaking and highway grinding services in the United States. Penhall’s business model is centered on utilizing a nationwide network of approximately 800 skilled operators and an extensive fleet of specialized construction equipment to perform primarily non-residential and infrastructure-related construction work. The company operates 41 locations in the United States and Canada, and has a customer base that includes construction contractors, industrial companies, manufacturers, government agencies and municipalities.

Results of Operations

Results comparisons are for the year ended December 31, 2008 (“Fiscal 2008”) and the period from January 18, 2007 (commencement of operations) through December 31, 2007 (“Fiscal 2007”). These comparisons between current and prior periods may not necessarily be meaningful as we were incorporated in Delaware on August 22, 2006, initially funded on January 18, 2007, and commenced material operations on February 27, 2007.

Investment Income

We primarily generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire and subsequently sell. We also may acquire investments, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. Investment income for Fiscal 2008 and Fiscal 2007 was approximately $22.0 million and $31.3 million, respectively, of which approximately $0.1 million and $0.8 million, respectively, was attributable to invested cash and cash equivalents and approximately $21.9 million and $30.5 million, respectively, was attributable to portfolio investments. For Fiscal 2008 and Fiscal 2007, of the approximately $21.9 million and $30.5 million, respectively, in investment income from investments other than cash and cash equivalents, approximately $3.5 million and $2.6 million, respectively, of PIK interest income was recorded. In Fiscal 2008, investment income decreased as compared to Fiscal 2007 for three primary reasons: 1) LIBOR was significantly lower for the majority of 2008 versus 2007, 2) defaults in the portfolio increased in 2008 and 3) we reduced our leverage by over 50% during 2008, decreasing the total amount of revenue generating assets.

Operating Expenses

Operating expenses for Fiscal 2008 and Fiscal 2007 were approximately $11.2 million and $14.2 million, respectively. These amounts consisted of advisory fees of approximately $4.2 million and $6.3 million, incentive fees of approximately $1.7 million and $2.5 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $3.0 million and $2.4 million, respectively, for Fiscal 2008 and Fiscal 2007.

Additionally, for the quarter ended June 30, 2008, the Investment Adviser voluntarily waived incentive fees of approximately $0.8 million. Pursuant to an agreement with the Investment Adviser, advisory fees of approximately $2.7 million were waived during Fiscal 2007. Additionally, for Fiscal 2007 the Investment Adviser voluntarily waived incentive fees of approximately $1.7 million.

Net Investment Income

The Company’s net investment income totaled approximately $10.8 million and $17.1 million, respectively, for Fiscal 2008 and for Fiscal 2007. Net investment income was lower in Fiscal 2008 primarily due to lower LIBOR rates, a smaller asset base, and higher defaults.

Net Unrealized Depreciation on Investments

For Fiscal 2008 and Fiscal 2007, the Company’s investments had net unrealized depreciation of approximately $34.4 million and $60.0 million, respectively.

Net Realized Losses

For Fiscal 2008 and Fiscal 2007, the Company had net realized losses on investments of approximately $84.5 million and $14.3 million, respectively.

Net Decrease in Stockholders’ Equity (Net Assets) from Operations

For Fiscal 2008 and Fiscal 2007, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $108.2 million ($6.11 per share) and $57.3 million ($3.23 per share), respectively. For Fiscal 2008 and Fiscal 2007, the decrease in stockholders’ equity (net assets) resulting from operations was primarily attributable to net realized and net unrealized depreciation on investments, respectively, as discussed above.

Financial Condition, Liquidity and Capital Resources

In light of the broader unprecedented market dislocation that began in 2007, continued into 2008 and accelerated in the fourth quarter, we reduced our leverage from approximately 43.8% at December 31, 2007, to approximately 20.4% at December 31, 2008. On November 25, 2008, we amended our existing credit agreement with the credit facility provider, extending the maturity date from December 1, 2008 to May 29, 2009. Additionally, on December 19, 2008, the Board approved an agreement and plan of merger and liquidation (“Agreement”). The Agreement provides for the merger of the Company with and into HCF Acquisition LLC (“Merger Sub”), a Delaware limited liability company to be organized as a wholly owned subsidiary of Highland Credit Strategies Fund (“HCF”), a non-diversified, closed-end management investment company also managed by the Investment Adviser (the “Merger”), with Merger Sub being the surviving entity and pursuant to which common stockholders of the Company will receive shares of beneficial interest of HCF (and cash in lieu of any fractional shares). Immediately after the Merger, Merger Sub will distribute its assets to HCF, and HCF will assume the liabilities of Merger Sub, in complete liquidation and dissolution of Merger Sub (collectively with the Merger, the “Reorganization”). As a result of the Reorganization, if consummated, each common stockholder of the Company will become a common shareholder of HCF.

During Fiscal 2008, liquidity and capital resources were generated primarily from cash flows from operations, including investment sales and prepayments and income earned from investments and cash equivalents. The liquidity generated from these sources was used to reduce the amount outstanding on the credit facility and to pay shareholder distributions. At year end, the Company had no cash on hand but had approximately $14.4 million in receivables for investments sold and interest due from investments. This was partially offset by approximately $11.1 million in payables, mainly for investments purchased but not yet settled.

Although the Company has $44.5 million available on its credit facility, certain restrictions within the agreement significantly limit the amount we can effectively borrow. Regardless, we do not anticipate drawing down on the facility in the first quarter of 2009, and we are likely to fund our operations through additional sales of investments, if warranted, and interest from investments. At December 31, 2008, the Company had $15.5 million in borrowings outstanding. During the first quarter, we intend to use excess funds to primarily repay borrowings under our credit facility, make strategic investments to meet our investment objectives, to make cash distributions to holders of our common stock and to fund our operating expenses. If the Reorganization into HCF described above is not approved by stockholders or is otherwise not consummated prior to the expiration of our credit facility on May 29, 2009, there can be no assurance that we will be able to renew or extend the facility on favorable terms. If we are unable to do so, we may need to sell investments and may not be able to use leverage as a part of our investment strategy.

During Fiscal 2008, the Company generated approximately $135.4 million in cash flows from operations, of which $126.5 million was used to repay borrowings under its credit facilities and approximately $13.3 million was used to make cash distributions to holders of our common stock.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our revolving credit facility as of December 31, 2008.

	Payments Due By Year
	(dollars in millions)
			2010 and
	Total	2009	thereafter

Revolving Credit Facility(1)	$15.5	$15.5	$—

(1)	At December 31, 2008, approximately $44.5 million remained unused under our revolving credit facility. Our current credit facility, as amended, terminates on May 29, 2009.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “— Our Investment Adviser” and “— Our Administrator.” We incurred approximately $4.2 million for investment advisory services and approximately $0.7 million for administrative services for the year ended December 31, 2008. As of December 31, 2008, we had unfunded commitments to fund senior loans to Comcorp Broadcasting, Inc. ($58,999).

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

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

On December 4, 2008, the Company’s Board declared a fourth quarter distribution of $0.075 per share ($1,328,758), which was paid on December 31, 2008 to common stockholders of record on December 19, 2008. The Company has established an “opt out” Dividend Reinvestment Plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the fourth quarter distribution, holders of 1,829,815 shares participated in the Plan. As a result, of the $1,328,758 total amount distributed, $137,236 was used by the Plan agent to purchase shares in the open market, including fractions, on behalf of the Plan participants. On September 5, 2008, the Company’s Board declared a third quarter distribution of $0.15 per share ($2,657,516), which was paid on September 30, 2008 to common stockholders of record on September 19, 2008. On June 6, 2008, the Company’s Board declared a second quarter distribution of $0.2625 per share ($4,650,652), which was paid on June 30, 2008 to common stockholders of record on June 20, 2008. On March 7, 2008, the Company’s Board declared a first quarter distribution of $0.2625 per share ($4,650,652), which was paid on March 31, 2008 to common stockholders of record on March 20, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

As of December 31, 2008, approximately 75.3% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Although defaults were at historic lows during 2007, they have increased in 2008 and are likely to increase in the future. New derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the year ended December 31, 2008 as these hedges may be imperfect, unavailable or too costly. As of December 31, 2008, the total percentage of the Company’s investments in default, measured by market value, was 4.6%.

As of December 31, 2008, approximately 47.4% and 27.9% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments. However, the technical dislocation in the debt markets in the past year and the contagion in the greater economy has changed this dynamic. Although interest rates declined from the beginning of the year to the end of the year, the leveraged loan and high yield debt markets had their worst years on record, as measured by the Standard & Poor’s/Loan Syndication Trading Association and Credit Suisse High Yield Indexes, respectively.

Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect that a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of December 31, 2008, the weighted average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 66.6 days.

Additionally, beginning in August 2008, the market rate of interest that serves as the referenced base rate for many of the Company’s individual investments (3-month London Interbank Offered Rate, or LIBOR) began to experience significant volatility. As of December 31, 2008, this rate dropped to approximately 1.43% from a high of 4.82% on October 10, 2008. This may potentially have a negative impact on the Company’s future distribution levels.

As of December 31, 2008, approximately 46.1% of our portfolio was invested in securities for which market quotations are not readily available, and whose fair value was determined by the Board, in good faith, pursuant to the policies and procedures approved by the Board. Determination of the fair value is uncertain because it involves subjective judgments and estimates not easily substantiated by auditing procedures. Further, there can be no assurance that fair value pricing will reflect actual market value and it is possible that the fair value determined for a security will be materially different from the value that actually could be or is realized upon the sale of that asset.

Item 8.	Financial Statements and Supplementary Data

*	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Highland Distressed Opportunities, Inc.:

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations and of changes in stockholders’ equity (net assets) and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Highland Distressed Opportunities, Inc. (the “Company”) at December 31, 2008 and December 31, 2007, and the results of its operations, its changes in stockholders’ equity (net assets) and its cash flows and the financial highlights for the year ended December 31, 2008 and for the period January 18, 2007 (commencement of operations) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A on page 88 of the annual report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Notes 1 and 16 to the financial statements, the Company’s Board of Directors has approved a reorganization of the Company into Highland Credit Strategies Fund, subject to several conditions, including the approval of the Company’s stockholders.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 26, 2009

Schedule of Investments

As of December 31, 2008	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) — 56.8%

BROADCASTING — 16.0%
Comcorp Broadcasting, Inc.
Revolving Loan, 7.52%, 04/03/13 (b)(c)(d)	1,825,953	1,825,953	843,134
Term Loan, 7.75%, 04/03/13 (c)(d)	18,849,521	18,525,278	8,835,713

		20,351,231	9,678,847

CONSUMER NON-DURABLES — 1.7%
Totes Isotoner Corp.
Second Lien Term Loan, 9.88%, 01/31/14	3,377,228	3,400,514	1,013,169

DIVERSIFIED MEDIA — 0.7%
Penton Media, Inc.
Second Lien Term Loan, 8.42%, 02/01/14	2,000,000	2,035,654	425,000

FINANCIAL — 9.4%
Emerson Reinsurance Ltd.
Tranche C Term Loan, 7.25%, 12/15/11	1,500,000	1,495,043	1,297,500
Flatiron Re Ltd.
Closing Date Term Loan, 5.71%, 12/29/10	25,529	25,704	24,796
Delayed Draw Term Loan, 5.71%, 12/29/10	12,366	12,451	12,011
Kepler Holdings Ltd.
Term Loan, 7.00%, 06/30/09	5,000,000	5,006,959	4,400,000

		6,540,157	5,734,307

FOREST PRODUCTS/CONTAINERS — 0.2%
Tegrant Corp.
Second Lien Term Loan, 6.96%, 03/08/15	1,000,000	1,000,000	103,340

GAMING/LEISURE — 12.4%
Fontainebleu Florida Hotel, LLC
Tranche C Term Loan, 8.00%, 06/06/12	6,000,000	6,000,000	5,100,000
Lake at Las Vegas Joint Venture/ LLV-1,LLC
Revolving Loan Credit-Linked Deposit, 14.35%, 06/20/12 (e)	3,611,111	3,611,111	273,831
Term Loan, 14.35%, 06/20/12 PIK (e)	33,756,283	28,269,771	2,143,697

		37,880,882	7,517,528

HEALTHCARE — 3.1%
Life Technologies Corp.
Term B Facility, 09/30/15 (f)	1,995,000	1,955,100	1,881,963
HOUSING — 2.0%
MetroFlag BP, LLC / MetroFlag Cable, LLC
Second Lien Term Loan, 12.00%, 01/06/09	5,000,000	5,000,000	375,000

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Senior Loans (continued)
HOUSING (continued)
MPH Mezzanine II, LLC
Mezzanine 2B, 7.48%, 02/09/08 (d)(e)	10,000,000	10,000,000	—
MPH Mezzanine III, LLC
Mezzanine 3, 8.48%, 02/09/08 (d)(e)	4,000,000	4,000,000	—
Pacific Clarion, LLC
Term Loan, 15.00%, 01/23/09 (d)(e)(g)	4,950,573	4,945,680	841,053

		23,945,680	1,216,053

SERVICE — 11.1%
LVI Services, Inc.
Tranche B Term Loan, 6.49%, 11/16/11	9,377,348	9,317,890	4,102,590
Penhall Holding Co.
Term Loan, 12.29%, 04/01/12 PIK	5,821,220	5,762,042	2,619,549

		15,079,932	6,722,139

TRANSPORTATION — AUTOMOTIVE — 0.2%
BST Safety Textiles Acquisition GmbH
Second Lien Facility, 14.60%, 06/30/09	673,957	674,415	117,943

Total Senior Loans		112,863,565	34,410,289

Corporate Notes and Bonds (h) — 33.4%

DIVERSIFIED MEDIA — 5.8%
Baker & Taylor, Inc.
11.50%, 07/01/13	8,300,000	8,749,446	3,537,875
HEALTHCARE — 27.6%
Argatroban Royalty Sub, LLC
18.50%, 09/21/14	3,306,706	3,306,706	2,942,968
Azithromycin Royalty Sub, LLC
16.00%, 05/15/19	5,000,000	4,974,238	4,350,000
Celtic Pharma Phinco B.V.
17.00%, 06/15/12 PIK	10,561,138	10,132,572	7,815,242
Cinacalcet Royalty Sub, LLC
15.50%, 03/30/17 PIK	1,038,750	1,023,972	768,675

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Corporate Notes and Bonds (continued)
HEALTHCARE (continued)
Molecular Insight Pharmaceuticals, Inc.
10.80%, 11/01/12 (i)	1,027,602	1,026,832	822,081

		20,464,320	16,698,966

Total Corporate Notes and Bonds		29,213,766	20,236,841
Claims (j) — 0.1%

AEROSPACE — 0.1%
Northwest Airlines, Inc.
ALPA Trade Claim, 08/21/13	3,000,000	431,377	5,640
Bell Atlantic Trade Claim, 08/21/13	2,500,000	434,058	4,700
EDC Trade Claims, 08/21/13	2,500,000	447,357	4,700
Flight Attendant Claim, 08/21/13	5,326,500	739,501	10,014
GE Trade Claim, 08/21/13	1,500,000	275,185	2,820
IAM Trade Claim, 08/21/13	4,728,134	728,935	8,889
Pinnacle Trade Claim, 08/21/13	8,433,116	1,529,071	15,854
Retiree Claim, 08/21/13	3,512,250	487,621	6,603

Total Claims		5,073,105	59,220

	Shares

Common Stock (j) — 29.6%
AEROSPACE — 0.6%
Delta Air Lines, Inc.	30,433	215,657	348,762

BROADCASTING — 0.0%
Communications Corp. of America (c)(d)	1,256,635	7,187,203	—

HEALTHCARE — 28.7%
Genesys Ltd. (c)(d)	12,000,000	12,000,000	17,412,000

WIRELESS COMMUNICATIONS — 0.3%
ICO Global Communications	138,632	500,000	153,882

Total Common Stocks		19,902,860	17,914,644

Total Investments (k) — 119.9%		167,053,296	72,620,994

Other Assets & Liabilities, Net — (19.9)%			(12,064,566)

Net Assets — 100.0%			60,556,428

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium (unless otherwise identified by footnote (g), all senior loans carry a variable rate interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at December 31, 2008. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	Senior loan asset has additional unfunded loan commitments. See Note 6.

(c)	Affiliated issuer. See Note 7.

(d)	Represents fair value as determined, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors (the “Board’). Securities with a total aggregate market value of $27,931,900 or 46.1% of net assets, were fair valued as of December 31, 2008.

(e)	The issuer is in default of certain debt covenants. Income is not being accrued.

(f)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(g)	Fixed rate senior loan.

(h)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At December 31, 2008, these securities amounted to $20,236,841 or 33.4% of net assets.

(i)	Floating rate asset. The interest rate shown reflects the rate in effect at December 31, 3008.

(j)	Non-income producing security.

(k)	Cost basis for U.S. federal income tax purposes is $178,369,294.

PIK	Payment-in-Kind. All or a portion of the stated interest rate may be PIK interest.

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) 82.9%

AEROSPACE — AEROSPACE/DEFENSE — 2.4%
IAP Worldwide Services, Inc.
First Lien Term Loan, 11.50%, 12/30/12	4,949,495	4,961,019	4,439,103

BROADCASTING — 10.9%
Comcorp Broadcasting, Inc.
Revolving Loan, 10.84%, 10/02/12 (b)(c)	1,036,724	1,036,724	1,036,724
Term Loan, 10.44%, 04/02/13 (b)	18,849,521	18,453,200	18,849,521

		19,489,924	19,886,245

CABLE — US CABLE — 3.6%
Bresnan Communications, LLC
First Lien Additional Term Loan B, 06/30/13 (d)	1,000,000	960,000	958,120
CellNet Group, Inc.
Second Lien, 10.85%, 10/22/11	1,000,000	1,000,000	959,380
WideOpen West Finance, LLC
Second Lien Term Loan, 11.61%, 06/29/15	5,000,000	4,906,201	4,550,000

		6,866,201	6,467,500

DIVERSIFIED MEDIA — 0.9%
Penton Media, Inc.
Second Lien Term Loan, 10.36%, 02/01/14	2,000,000	2,042,662	1,690,000

ENERGY — EXPLORATION & PRODUCTION — 2.7%
TARH E&P Holdings, L.P.
First Lien Term Loan, 9.88%, 06/29/12	5,000,000	5,000,000	4,950,000

ENERGY — OTHER ENERGY — 4.1%
Resolute Aneth, LLC
Second Lien Term Loan, 9.51%, 06/26/13	7,500,000	7,500,000	7,443,750

FINANCIAL — 8.7%
Emerson Reinsurance Ltd.
Tranche C Term Loan, 10.95%, 12/15/11	1,500,000	1,493,372	1,492,500
Flatiron Re Ltd.
Closing Date Term Loan, 9.61%, 12/29/10	610,748	617,040	607,694
Delayed Draw Term Loan, 9.61%, 12/29/10	295,831	298,879	294,352
Kepler Holdings Ltd.
Term Loan, 10.70%, 06/30/09	5,000,000	5,021,070	4,975,000
Panther Re Holdings Ltd.
Term B Loan, 10.08%, 12/01/10	500,000	505,080	497,500
Penhall International Corp.
Senior Unsecured PIK Toggle Term Loan, 12.82%, 04/01/12	7,938,145	7,809,443	7,957,990

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Senior Loans (continued)

		15,744,884	15,825,036

FOREST PRODUCTS — PACKAGING — 0.5%
Tegrant Corp.
Second Lien Term Loan, 10.35%, 03/07/15	1,000,000	1,000,000	850,000

GAMING/LEISURE — OTHER LEISURE — 13.0%
Fontainebleau Florida Hotel, LLC
Tranche C Term Loan, 11.11%, 06/06/12	10,000,000	10,000,000	9,375,000
Lake at Las Vegas Joint Venture, LLC
PIK Term Loan, 15.31%, 06/20/12 (e)	27,290,363	27,290,363	12,690,019
Synthetic Revolver, 10.20%, 06/20/12 (e)	3,611,111	3,611,111	1,679,167

		40,901,474	23,744,186

HEALTHCARE — ACUTE CARE — 0.5%
LifeCare Holdings, Inc.
Term Loan, 8.20%, 08/11/12	989,873	966,641	876,652

HEALTHCARE — MEDICAL PRODUCTS — 4.1%
Graceway Pharmaceuticals, LLC
Mezzanine Loan, 13.45%, 11/01/13	2,000,000	1,644,408	1,660,000
Rotech Healthcare, Inc.
PIK Term Loan, 11.36%, 09/26/11	6,413,395	6,362,958	5,707,921

		8,007,366	7,367,921

HOUSING — REAL ESTATE DEVELOPMENT — 10.2%
Metroflag BP, LLC / Metroflag Cable, LLC
Second Lien Term Loan, 13.65%, 07/06/08	5,000,000	5,000,000	4,500,000
MPH Mezzanine II, LLC Mezzanine 2B, 7.90%, 02/09/08 (b)	10,000,000	10,000,000	9,987,800
MPH Mezzanine III, LLC Mezzanine 3, 9.34%, 02/09/08	4,000,000	4,000,000	3,990,000

		19,000,000	18,477,800

INFORMATION TECHNOLOGY — 0.3%
Metrologic Instruments, Inc.
Second Lien Term Loan, 11.45%, 12/21/13	500,000	507,866	481,875

MANUFACTURING — 0.9%
Latham Manufacturing Corp.
New Term Loan, 8.52%, 06/30/12	1,931,388	1,929,339	1,709,279

RETAIL — 2.5%
Totes Isotoner Corp.
Second Lien Term Loan, 10.83%, 01/31/14	4,877,228	4,920,600	4,584,594

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Senior Loans (continued)
SERVICE — ENVIRONMENTAL SERVICES — 5.3%
LVI Services, Inc.
Tranche B Term Loan, 9.91%, 11/16/11	10,086,339	9,998,798	9,695,493

SERVICE — OTHER SERVICES — 1.0%
NES Rentals Holdings, Inc.
Permanent Term Loan, 12.13%, 07/20/13	2,000,000	2,033,978	1,880,000

TRANSPORTATION — AUTO — 4.4%
BST Safety Textiles Acquisition GmbH
Second Lien Facility, 12.49%, 06/30/09	665,500	666,884	598,950
Motor Coach Industries International, Inc.
PIK Second Lien, 13.64%, 12/01/08	7,662,162	7,802,529	7,432,298

		8,469,413	8,031,248

UTILITIES — 4.3%
Entegra Power Group, LLC
PIK Third Lien Term Loan, 10.83%, 10/19/15	8,264,857	8,190,233	7,753,510

WIRELESS COMMUNICATIONS — 2.6%
Clearwire Corp.
Term Loan, 11.15%, 07/03/12	4,987,500	4,987,500	4,812,938

Total Senior Loans		172,517,898	150,967,130

Corporate Notes and Bonds 59.6%

BROADCASTING — 0.9%
Young Broadcasting, Inc.
10.00%, 03/01/11	2,000,000	1,991,871	1,572,500

CONSUMER NON-DURABLES — 4.0%
Ames True Temper, Inc.
10.00%, 07/15/12	2,000,000	1,951,876	1,110,000
Solo Cup Co.
8.50%, 02/15/14	7,000,000	6,118,435	6,055,000

		8,070,311	7,165,000

DIVERSIFIED MEDIA — 4.6%
Baker & Taylor, Inc.
11.50%, 07/01/13 (f)	8,300,000	8,758,751	8,258,500

ENERGY — EXPLORATION & PRODUCTION — 7.3%
Energy XXI Gulf Coast
10.00%, 06/15/13	6,200,000	6,064,317	5,719,500
Helix Energy Solutions Group, Inc.
9.50%, 01/15/16 (f)	2,500,000	2,500,000	2,556,250

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Corporate Notes and Bonds (continued)
ENERGY — EXPLORATION & PRODUCTION (continued)
McMoran Exploration Co.
11.88%, 11/15/14	5,000,000	5,000,000	5,043,750

		13,564,317	13,319,500
FOOD/TOBACCO — FOOD/TOBACCO PRODUCERS — 3.1%
Pinnacle Foods Group, Inc.
10.63%, 04/01/17 (f)	6,500,000	6,561,250	5,622,500

GAMING/LEISURE — OTHER LEISURE — 5.2%
Six Flags, Inc.
4.50%, 05/15/15	2,267,000	2,551,335	1,646,409
Tropicana Entertainment Resorts Holdings, L.P.
9.63%, 12/15/14	12,199,000	10,255,479	7,807,360

		12,806,814	9,453,769

HEALTHCARE — ACUTE CARE — 4.0%
Argatroban Royalty Sub, LLC
18.50%, 09/21/14	4,389,424	4,389,424	4,411,371
HCA, Inc.
7.69%, 06/15/25	1,800,000	1,463,385	1,499,222
Tenet Healthcare Corp.
9.88%, 07/01/14	1,500,000	1,514,227	1,436,250

		7,367,036	7,346,843

HEALTHCARE — MEDICAL PRODUCTS — 3.4%
Angiotech Pharmaceuticals, Inc.
7.75%, 04/01/14	5,000,000	4,560,846	4,212,500
Encysive Pharmaceuticals, Inc.
2.50%, 03/15/12	4,000,000	2,674,520	1,995,000

		7,235,366	6,207,500

HOUSING — BUILDING MATERIALS — 0.4%
Masonite Corp.
11.00%, 04/06/15	1,000,000	1,000,000	785,000

HOUSING — REAL ESTATE DEVELOPMENT — 9.5%
Realogy Corp.
10.50%, 04/15/14 (f)	5,000,000	4,959,445	3,750,000
12.38%, 04/15/15 (f)	21,500,000	16,871,858	13,598,750

		21,831,303	17,348,750

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Corporate Notes and Bonds (continued)

INFORMATION TECHNOLOGY — 4.6%
Freescale Semiconductor, Inc.
9.13%, 12/15/14 (f)	3,000,000	2,998,184	2,565,000
10.13%, 12/15/16	7,000,000	7,000,000	5,810,000

		9,998,184	8,375,000

RETAIL — 3.0%
Dollar General Corp.
10.63%, 07/15/15 (f)	3,000,000	2,776,003	2,767,500
Rite Aid Corp.
9.38%, 12/15/15	1,250,000	1,232,689	1,043,750
9.50%, 06/15/17	2,000,000	1,969,195	1,665,000

		5,977,887	5,476,250

TELECOMMUNICATIONS — 2.8%
Intelsat Bermuda, Ltd.
10.83%, 06/15/13 (g)	5,000,000	5,242,581	5,150,000

TRANSPORTATION — AUTO — 6.8%
Delphi Corp.
6.55%, 06/15/06 (e)	1,500,000	1,151,250	900,000
6.50%, 05/01/09 (e)	2,500,000	1,850,000	1,512,500
6.50%, 08/15/13 (e)	2,667,000	1,861,483	1,560,195
7.13%, 05/01/29 (e)	3,500,000	2,565,250	2,152,500
Motor Coach Industries International, Inc.
11.25%, 05/01/09	12,000,000	10,508,610	6,300,000

		17,936,593	12,425,195

Total Corporate Notes and Bonds		128,342,264	108,506,307

Claims 0.9%

AEROSPACE — AIRLINES — 0.6%
Northwest Airlines, Inc.
ALPA Trade Claim, 08/21/13	3,000,000	659,420	108,750
Bell Atlantic Trade Claim, 08/21/13	2,500,000	733,713	90,625
EDC Trade Claims, 08/21/13	2,500,000	713,944	90,625
Flight Attendant Claim, 08/21/13	5,326,500	1,144,392	193,086
GE Trade Claim, 08/21/13	1,500,000	436,427	54,375
IAM Trade Claim, 08/21/13	4,728,134	1,088,341	171,395
Lambert Leasing Trade Claim, 08/21/13 (d)	3,433,116	896,468	124,450

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)

Claims (continued)

Pinnacle Trade Claim, 08/21/13	5,000,000	1,390,687	181,250
Retiree Claim, 08/21/13	3,512,250	754,603	127,319

		7,817,995	1,141,875

CABLE — US CABLE — 0.3%
Adelphia Communications, 06/15/11	4,056,000	1,688,310	441,090

Total Claims		9,506,305	1,582,965

	Shares
Common Stocks 28.0%

AEROSPACE — AIRLINES — 6.3%
Northwest Airlines, Inc. (h)	787,799	15,346,369	11,430,959

CABLE — US CABLE — 0.8%
Time Warner Cable, Inc. (h)	50,336	505,513	1,389,264

DIVERSIFIED MEDIA — 0.7%
Gannett Co., Inc.	35,000	1,927,994	1,365,000

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

	Shares

Common Stocks (continued)
FINANCIAL — 0.2%
Guaranty Financial Group, Inc. (h)	17,500	498,906	280,000
Jer Investors Trust, Inc., REIT	7,731	96,260	83,263

		595,166	363,263

FOREST PRODUCTS — PAPER — 0.6%
Temple-Inland, Inc.	52,500	1,839,716	1,094,625

GAMING/LEISURE — OTHER LEISURE — 0.7%
Starwood Hotels & Resorts Worldwide, Inc.	26,923	1,878,199	1,185,420

HEALTHCARE — MEDICAL PRODUCTS — 3.3%
PDL BioPharma, Inc. (h)	221,600	5,651,605	3,882,432
TLC Vision Corp. (h)	636,900	2,855,567	2,120,877

		8,507,172	6,003,309

HOUSING — BUILDING MATERIALS — 0.1%
Owens Corning, Inc. (h)	13,125	308,341	265,388

HOUSING — REAL ESTATE DEVELOPMENT — 0.2%
Forestar Real Estate Group, Inc. (h)	17,500	779,541	412,825

METALS/MINERALS — OTHER METALS/MINERALS — 6.5%
Alcoa, Inc	208,439	8,240,259	7,618,446
RTI International Metals, Inc. (h)	62,112	5,129,522	4,281,380

		13,369,781	11,899,826

TELECOMMUNICATIONS — 4.4%
Communications Corp. of America (b)(h)	1,256,635	7,187,203	8,014,818

TRANSPORTATION — AUTO — 1.7%
The Goodyear Tire & Rubber Co. (h)	107,852	3,071,002	3,043,583

UTILITIES — 2.5%
Entegra TC, LLC (h)	136,750	6,343,550	4,461,469

Total Common Stocks		61,659,547	50,929,749

Total Investments (i) — 171.4%		372,026,014	311,986,151

Other Assets & Liabilities, Net — (71.4)%			(129,971,099)

Net Assets — 100.0%			182,015,052

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

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2007 (continued)	Highland Distressed Opportunities, Inc.

contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	Represents fair value as determined, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors. Securities with a total aggregate market value of $37,888,863, or 20.8% of net assets, were valued under fair value by the Investment Adviser as of December 31, 2007.

(c)	Senior Loan has additional unfunded loan commitment. See Note 6.

(d)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(e)	The issuer is in default of certain debt covenants. Income is not being accrued.

(f)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At December 31, 2007, these securities amounted to $39,118,500 or 21.5% of net assets. These securities have been determined by the Company’s investment adviser to be liquid securities.

(g)	Floating rate note. The interest rate shown reflects the rate in effect at December 31, 2007.

(h)	Non-income producing security.

(i)	Cost for U.S. federal income tax purposes is $372,026,014.

PIK	Payment-in-Kind. All or a portion of the stated interest rate may be PIK interest.

REIT	Real Estate Investment Trust

See accompanying Notes to Financial Statements.

Statement of Assets and Liabilities

Highland Distressed Opportunities, Inc.

	As of	As of
	December 31, 2008	December 31, 2007
	($)	($)

Assets:
Investments in:
Unaffiliated issuers, at value (cost $127,514,862 and $345,348,887, respectively)	45,530,147	284,085,088
Affiliated issuers, at value (cost $39,538,434 and $26,667,127, respectively)	27,090,847	27,901,063

Total investments, at value (cost $167,053,296 and $372,026,014, respectively)	72,620,994	311,986,151
Cash and cash equivalents	—	4,291,098
Foreign currency (cost $10 and $0, respectively)	10	—
Receivable for:
Investments sold	12,106,871	24,628,173
Dividend and interest	2,337,202	5,951,790
Other assets	96,923	66,712

Total assets	87,162,000	346,923,924

Liabilities:
Due to Custodian	122,505	—
Notes payable (Note 4)	15,500,000	142,000,000
Net discount and unrealized depreciation on unfunded transactions	31,756	16,228
Payables for:
Investments purchased	9,809,787	19,387,884
Investment advisory fee (Note 3)	627,965	1,812,285
Administration fee (Note 3)	109,894	317,150
Incentive fee (Note 3)	—	383,951
Interest expense (Note 4)	112,469	759,465
Directors’ fees (Note 3)	5,100	592
Accrued expenses and other liabilities	286,096	231,317

Total liabilities	26,605,572	164,908,872

Stockholders’ equity (net assets)	60,556,428	182,015,052

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717	17,717
Paid-in capital	253,018,580	253,163,644
Undistributed net investment income	1,067,487	3,420,147
Accumulated net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(99,083,521)	(14,547,689)
Net unrealized appreciation/(depreciation) on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	(94,463,835)	(60,038,767)

Stockholders’ equity (net assets)	60,556,428	182,015,052

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	3.42	10.27

See accompanying Notes to Financial Statements.

Statement of Operations

Highland Distressed Opportunities, Inc.

	For The Year Ended	For The Period Ended
	December 31, 2008	December 31, 2007(a)
	($)	($)
Investment Income:
Unaffiliated interest income	20,092,839	30,519,314
Affiliated interest income (Note 7)	1,845,150	17,645
Unaffiliated dividends (net of foreign taxes withheld)	40,685	792,762

Total investment income	21,978,674	31,329,721

Expenses:
Investment advisory fees (Note 3)	4,194,605	6,306,869
Incentive fees (Note 3)	1,680,346	2,475,541
Administration fees (Note 3)	734,056	1,103,702
Accounting service fees	154,590	123,913
Transfer agent fees	29,890	24,500
Legal fees	1,128,698	396,096
Audit and Tax fees	152,500	127,500
Directors’ fees	19,881	35,441
Custody fees	28,827	50,956
Registration fees	24,097	20,247
Reports to stockholders	131,041	29,725
Franchise tax expense	80,393	119,367
Organization expense (Note 3)	—	170,383
Rating agency fees	66,184	57,003
Interest expense (Note 4)	3,173,667	7,407,511
Merger expenses	21,227	—
Other expense	378,713	151,384

Total operating expenses	11,998,715	18,600,138

Fees and expenses waived or reimbursed by Investment Adviser (Note 3)	(809,977)	(4,359,935)

Net expenses	11,188,738	14,240,203

Net investment income	10,789,936	17,089,518

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(84,535,832)	(14,507,557)
Net realized gain/(loss) on total return swaps	—	172,955
Net realized gain/(loss) on foreign currency transactions	(82)	33,337
Net change in unrealized appreciation/(depreciation) on investments	(34,392,439)	(60,039,863)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	(31,756)	—
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	(873)	1,096

Net realized and unrealized gain/(loss) on investments	(118,960,982)	(74,340,032)

Net decrease in stockholders’ equity (net assets) resulting from operations	(108,171,046)	(57,250,514)

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

See accompanying Notes to Financial Statements.

Statement of Changes in Stockholders’ Equity (Net Assets)

For the Year Ended December 31, 2008 and for the	Highland Distressed Opportunities, Inc.
Period Ended December 31, 2007(a)

							Total
			Paid-in	Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Capital in	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at January 18, 2007	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, 01/18/07	333,333	333	4,999,667	—	—	—	5,000,000
Issuance of common stock	17,284,300	17,285	247,965,312	—	—	—	247,982,597
Distributions reinvested	99,138	99	1,328,558	—	—	—	1,328,657
Capital contribution, 02/20/07 (b)	—	—	87,596	—	—	—	87,596
Distributions declared	—	—	—	(13,915,795)	—	—	(13,915,795)
Offering cost	—	—	(1,217,489)	—	—	—	(1,217,489)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	17,335,942	(14,547,689)	(60,038,767)	(57,250,514)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052

Distributions declared	—	—	—	(13,287,578)	—	—	(13,287,578)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(145,064)	10,934,918	(84,535,832)	(34,425,068)	(108,171,046)

Balance at December 31, 2008	17,716,771	$17,717	$253,018,580	$1,067,487	$(99,083,521)	$(94,463,835)	$60,556,428

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	On February 20, 2007, the Company’s investment adviser contributed an additional $87,596 in capital to the Company prior to the offering. No additional shares were issued in conjunction with this transaction.

See accompanying Notes to Financial Statements.

Statement of Cash Flows

Highland Distressed Opportunities, Inc.

	For The Year Ended	For The Period Ended
	December 31, 2008	December 31, 2007(a)
	($)	($)

Cash Flow Provided by (Used in) Operating Activities:
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(108,171,046)	(57,250,514)
Adjustments to reconcile net increase/(decrease) in stockholders’ equity (net assets) resulting from operations to net cash and foreign currency:
Net realized (gain)/loss on investments, total return swaps and foreign currency transactions	84,535,914	14,301,265
Net change in unrealized (appreciation)/depreciation on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	34,425,068	60,038,767
Purchase of investments securities	(98,191,348)	(1,255,368,821)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	219,668,727	870,095,540
Net amortization/(accretion) of premium/(discount)	(1,040,493)	(1,260,290)
Net realized gain/(loss) on total return swaps	—	172,955
Net realized and change in unrealized gain/(loss) on foreign currency	(955)	34,433
(Increase)/Decrease in dividends, interest and fees receivable	3,614,589	(5,951,790)
(Increase)/Decrease in receivable for investments sold	12,521,301	(24,628,173)
(Increase)/Decrease in other assets	(30,211)	(66,712)
Increase/(Decrease) in payable for investments purchased	(9,578,097)	19,387,884
Increase/(Decrease) in payables to related parties	(1,771,019)	2,513,978
Increase/(Decrease) in interest payable	(646,996)	759,465
Increase/(Decrease) in other liabilities	38,551	247,545

Net Cash Flow Provided by (Used in) Operating Activities	135,373,985	(376,974,468)

Cash Flows Provided by (Used in) Financing Activities:
Net proceeds from issuance of common stock	—	251,852,704
Increase/(Decrease) in notes payable	(126,500,000)	142,000,000 (b)
Increase in due to custodian	122,505	—
Distributions paid in cash	(13,287,578)	(12,587,138)

Net Cash Flow Provided by (Used in) Financing Activities	(139,665,073)	381,265,566

Net Increase (Decrease) in Cash, Cash Equivalents and Foreign Currency	(4,291,088)	4,291,098

Cash, Cash Equivalents and Foreign Currency:
Beginning of the period	4,291,098	—
End of the period	10	4,291,098

Supplemental Information:
Interest paid during the year	3,820,663	6,648,046

(a)	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

(b)	During the period, $4 million was borrowed from an affiliate and repaid. See Note 9 for details.

See accompanying Notes to Financial Statements.

Notes to Financial Statements

Highland Distressed Opportunities, Inc.

Note 1.	Organization

Highland Distressed Opportunities, Inc. (the “Company”), is a closed-end company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company was incorporated under the laws of Delaware on August 22, 2006. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is total return generated by both capital appreciation and current income. The Company intends to invest primarily in financially-troubled or distressed companies that are either middle-market companies or unlisted companies by investing in senior secured debt, mezzanine debt and unsecured debt, each of which may include an equity component, and in equity investments.

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

As discussed in Note 16 to the financial statements, on December 19, 2008, the Company’s Board of Directors (the “Board”) approved a reorganization of the Company into Highland Credit Strategies Fund.

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

The Company’s financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements have been included.

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

Market Quotations Available

The market value of each security listed or traded on any recognized securities exchange or automated quotation system will be the last reported sale price at the relevant valuation date on the composite tape or on the principal exchange on which such security is traded. If no sale is reported on that date, the Company utilizes, when available, pricing quotations from principal market makers. Such quotations may be obtained

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

from third-party pricing services or directly from investment brokers and dealers in the secondary market. Generally, the Company’s loan and bond positions are not traded on exchanges and consequently are valued based on market prices received from third-party pricing services or broker-dealer sources. The Company obtains multiple broker-dealer quotes when available, but places greater reliance on quotes from broker-dealers that serve as underwriters for the issuer. In order to validate market quotations, the Company evaluates information, as available and as applicable, to determine if the quotations are representative of fair value, including, but not limited to, the source and nature of the quotations, qualitative analysis of the issuer and internally developed expectations and models. The valuation of certain securities for which there is little to no market activity may take into account appraisal reports obtained by management from independent valuation firms. Short-term debt securities having a remaining maturity of 60 days or less when purchased and debt securities originally purchased with maturities in excess of 60 days but which currently have maturities of 60 days or less may be valued at cost adjusted for amortization of premiums and accretion of discounts.

Market Quotations Not Available

Securities for which market quotations are not readily available, or for which the Company has determined the price received from a pricing service or broker-dealer is “stale” or otherwise does not represent fair value, are valued by the Company at fair value, taking into account factors reasonably determined to be relevant, including: (i) the fundamental analytical data relating to the investment; (ii) the nature and duration of restrictions on disposition of the securities; and (iii) an evaluation of the forces that influence the market in which these securities are purchased and sold. The Company takes the following steps each time it determines its net asset value in order to determine the value of its securities for which market quotations are not readily available, as determined in good faith pursuant to policies and procedures approved by the Board:

1. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

2. Preliminary valuation conclusions are then documented and discussed with Highland Capital Management, L.P.’s (the “Investment Adviser”) senior management.

3. The Company’s valuation committee, comprised of the Investment Adviser’s investment professionals and other senior management, will then review these preliminary valuations. An independent valuation firm engaged by the Company’s Board reviews all of these preliminary valuations each quarter.

4. Finally, the Board discusses valuations and reviews the fair value of each investment in the Company’s portfolio in good faith, pursuant to policies and procedures approved by the Board, based on the input of the valuation committee and an independent valuation firm.

As part of the valuation process, management takes into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Adoption of Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“FAS 157”):

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurement,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines how fair value should be determined for financial reporting purposes, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about the use of fair value measurements in interim and annual periods subsequent to initial recognition. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Adoption FAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to a market participant, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under FAS 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

The Company has adopted FAS 157 as of January 1, 2008. In accordance with FAS 157 the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity or a hypothetical secondary market as of the measurement date. However, to the extent that an active market exists, the Company considers that as its principal market. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of FAS 157 did not have any material effect on the Company’s net asset value. However, the adoption of FAS 157 does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings.

The levels of fair value inputs used to measure the Company’s investments are characterized in accordance with the fair value hierarchy established by FAS 157. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. The Company employs judgment and considers factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy established under FAS 157 are described below:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement;

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active, but are valued based on executed trades; broker quotations that constitute an executable price; and alternative pricing sources supported by observable inputs are classified within Level 2. Level 2 inputs are either directly or indirectly observable for the asset in connection with market data at the measurement date; and

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

The determination of what constitutes “observable” requires significant judgment by management. Management considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. Categorization within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Company’s perceived risk of that investment.

Consistent with the valuation policies and procedures, management evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that a readily available market value may not exist for a portion of the investments in its portfolio and that fair value for those investments will typically be determined using unobservable inputs.

Investments whose values are based on quoted market prices in active markets, and are therefore classified within Level 1, generally include active listed equities, certain U.S. government and sovereign obligations, and certain money market securities. The quoted price for such instruments are not adjusted, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Investments that trade in markets that are not considered to be active, but are valued based on executed trades, broker quotations that constitute an executable price, or alternative pricing sources supported by observable inputs are classified within Level 2. These may include investment-grade corporate bonds, certain bank loans and bridge loans, less liquid listed equities and certain loan commitments.

Investments classified within Level 3 have significant unobservable inputs, as they trade infrequently or not at all. Level 3 instruments may include private equity and real estate investments, certain bank loans and bridge loans, and less liquid corporate debt securities (including distressed debt instruments). In certain cases, investments classified within Level 3 may include securities for which the Company has obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on, as such quotes can be subject to material management judgment. When observable prices are not available for these securities, management may employ one or more valuation techniques for which sufficient and reliable data is available.

The inputs used in estimating the value of Level 3 investments may include the original transaction price, comparable transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and estimates of and changes in financial ratios or cash flows. Level 3 investments may also be adjusted as appropriate for liquidity, credit, market and/or other risk factors to reflect illiquidity and/or non-transferability, with the amount of such discount estimated based on the availability of sufficient and reliable data in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions utilized due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.

There is no single approach or methodology for determining fair value in good faith and, in fact, for any one portfolio investment, an estimate of fair value may be best expressed as a range of fair values. However, management must derive a single estimate of fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a rational/credible valuation process for the types of investments we the Company makes.

Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

The Company seeks to invest primarily in issuers that are either middle-market companies or unlisted companies for which there is generally no publicly available information. Because of the private nature of these businesses, there is a need to maintain the confidentiality of the financial and other information of such companies. As disclosure of such information could put these companies at an economic or competitive disadvantage, the Company does not disclose financial or other information about its portfolio companies, unless required.

To determine the fair value of a given investment, management analyzes its historical and projected financial results. Such financial and other information may be obtained from the portfolio company, and may represent unaudited, projected or pro forma financial information.

The Company may use Level 3 inputs for measuring the fair value of certain investments by employing one or more of the following valuation methodologies:

Enterprise Value (Multiples) Analysis

Under the enterprise value or residual value valuation methodology (“EV”), the Company estimates the portfolio company’s total EV then will waterfall that value over the portfolio company’s securities in order of their legal priority relative to one another. EV means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.

This methodology may be employed in valuing loan and debt securities as well as equity securities or other similar securities, subject to any applicable discounts when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors, which the Company believes would lead a market participant to discount such securities.

To estimate the EV of the portfolio company, the Company prepares an analysis consisting of traditional valuation methodologies including market, income and cost approaches, and weighs the use of such methods based on the individual circumstances of the portfolio company in order to conclude on its estimate of the EV.

In determining a reasonable multiple to use for valuation purposes, conventional considerations include not only the fact that a portfolio company may be a private company relative to a peer group of public comparables, but also consider potential “size-of-issue” (e.g. liquidity) and “size-of-company-based” (middle-market company) discounts as well as its specific strengths and weaknesses. If a portfolio company is distressed or has a predetermined life (e.g. patents) a liquidation or exit analysis may provide the best indication of value.

Discounted Cash Flow Model

When relevant observable market data does not exist, an alternative technique of valuing investments is based on discounted cash flow, or DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.

Akin to the enterprise value methodology of valuation, a multiple is applied to the selected financial measure (e.g. EBITDA), and based on the portfolio company’s presumed horizon and the selected discount rate, the Company arrives at the present value of the portfolio company’s terminal value, which is added to the DCF estimate to determine the portfolio company’s total value.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Yield/Spread Model

The Company may also value its investments in loans and other debt securities by performing spread and yield analyses. To determine a hypothetical current sale of the investment, the analysis requires the Company to estimate the fair value based on such factors as third-party broker quotes and to make assumptions a market participant would use regarding the investments, including, but not limited to, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company weighs the use of third-party broker quotes in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. The assumptions used to estimate the fair value in a hypothetical secondary market incorporate a significant amount of Level 3 inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used to value the Company’s assets as of December 31, 2008 as follows:

Assets at Fair Value	Total	Level 1	Level 2	Level 3

Portfolio Investments	$72,620,994	$502,644	$1,881,963	$70,236,387
Cash and foreign currency	10	10	—	—

Total	$72,621,004	$502,654	$1,881,963	$70,236,387

At December 31, 2008, portfolio investments recorded at fair value using level 3 inputs (as defined under FAS 157) represented approximately 96.7% of the Company’s portfolio, exclusive of cash and cash equivalents. The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2008.

The table below sets forth a summary of changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

For the Year Ended
December 31,
2008
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments

Balance as of December 31, 2007	$37,888,863
Net transfers in/(out) of Level 3	78,579,945
Net amortization/(accretion) of premium/(discount)	(14,828)
Net realized gains/(losses)	(1,445,503)
Net unrealized gains/(losses)	(70,409,869)
Net purchases and sales*	25,637,779

Balance as of December 31, 2008	$70,236,387

*	Includes any applicable borrowings and/or paydowns made on revolving credit facilities held in the Company’s investment portfolio.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

The net unrealized losses presented in the tables above relate to investments that are still held at December 31, 2008, and the Company presents these unrealized losses on the Statement of Operations as net change in unrealized appreciation/(depreciation) on investments.

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. As a result, for the year ended December 31, 2008, approximately $78,579,945 of the Company’s portfolio investments were transferred from Level 2 to Level 3.

New Accounting Pronouncements

In October 2008, FASB Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) was issued. FSP 157-3 clarifies the application of FAS 157 in a market that is not active. More specifically, FSP 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP 157-3 are accounted for as a change in accounting estimate. Since adopting FAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance set forth in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and does not have a material effect on our financial position or results of operations.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the year ended December 31, 2008, approximately $1.0 million of PIK interest income was recorded. For the period ended December 31, 2007, approximately $2.6 million of PIK interest income was recorded.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

(e)	Taxation — general

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income. However, depending on the level of taxable income earned in a year, the Company may choose to carry forward taxable income in excess of distributions and pay the 4% excise tax on the difference. Additionally, the Company is subject to franchise taxes in the states of Texas and Delaware.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission (“SEC”) delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. As of December 31, 2008 and December 31, 2007, the Company has evaluated the implications of FIN 48 and determined that there is no material impact on the financial statements.

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

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

The change in unrealized gain or loss is recorded in the Statement of Operations. Cash paid or received on net settlements is recorded as realized gain or loss in the Statement of Operations.

(k)	Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

(l)	Registration expenses

The Company records registration expenses related to shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Incentive fee expense recognition

The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no Capital Gains Fees paid or accrued for the year ended December 31, 2008, and the period ended December 31, 2007. (See Note 3 for additional information.)

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

The base management fee is equal to 2.00% per annum of the Company’s Managed Assets. Managed Assets are the value of total assets of the Company less all accrued liabilities of the Company (other than the aggregate amount of any outstanding borrowings, preferred stock issuances, or other instruments or obligations constituting financial leverage). The base management fee is payable quarterly in arrears.

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

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

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

The Investment Adviser agreed to waive the net investment income based incentive fees earned for the three-month period ended June 30, 2008. This voluntary waiver applied only to the second quarter ended June 30, 2008.

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

For the year ended December 31, 2008, the Investment Adviser earned $4.2 million in base management fees, $1.7 million in incentive fees related to pre-incentive fee net investment income and $0 in incentive management fees related to capital gains.

For the period ended December 31, 2007, the Investment Adviser earned $6.3 million in base management fees, $2.5 million in incentive fees related to pre-incentive fee net investment income and $0 in incentive management fees related to capital gains.

For the year ended December 31, 2008, the Investment Adviser agreed to waive $0 in base management fees, and $0.8 million in incentive fees related to pre-incentive fee net investment income.

For the period ended December 31, 2007, the Investment Adviser agreed to waive $2.7 million in base management fees, $1.7 million in incentive fees related to pre-incentive fee net investment income.

Pursuant to a separate administration agreement, the Investment Adviser furnishes the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PNC Global Investment Servicing (U.S.) Inc. (formerly PFPC Inc.) The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2008 and period ended December 31, 2007, the Investment Adviser earned administration fees of approximately $0.7 million and $1.1 million, respectively.

The Investment Adviser paid to the underwriters an additional sales load of $0.15 per share, for a total sales load of $0.825 per share. The Company had agreed to pay this amount to the Investment Adviser, together with an interest factor, pursuant to an Agreement Regarding Payment of Sales Load (i) if during either the period commencing with the date of the IPO through the end of the Company’s first fiscal year or during the period of the Company’s second fiscal year (each a “Measuring Period”), the sum of (a) the Company’s aggregate distributions to its stockholders plus (b) the change in the Company’s net assets, equaled or exceeded 7.00% of the net assets of the Company at the beginning of such Measuring Period (but after adjusting, if necessary, the net assets of the Company at the end of such Measuring Period as follows: by subtracting the net proceeds of any of the Company’s stock issuances, and by adding the amount of any of the Company’s stock repurchases, that occurred during such Measuring Period) and without taking into account any accrual for the total payment amount; or (ii) upon the Company’s liquidation. Inasmuch as neither (i) nor (ii) above has occurred by the conclusion of the second Measuring Period, the Agreement Regarding Payment of Sales Load terminated on December 31, 2008, without the Company having any payment obligation to the Investment Adviser. As of December 31, 2008 and December 31, 2007, the Company was under no obligation to make a payment to the Investment Adviser under this agreement.

Note 4.	Credit Facility

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On April 25, 2007, the Company entered into a $265 million Revolving Credit Agreement (the “Prior Credit Agreement”), with Barton Capital LLC, the lender party thereto and Société Générale, as agent. The Credit Agreement was a 364-day revolving credit facility with a stated maturity date of April 25, 2012 and was secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Pricing was set at 0.325% over LIBOR. Additionally, there was a commitment fee of 0.17% on the unused portion of the Prior Credit Agreement. Borrowings under the Prior Credit Agreement were subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. As of December 31, 2007, the Company was in compliance with all of the limitations and requirements of the Prior Credit Facility. On June 27, 2008, the Company repaid in full, and terminated the Prior Credit Agreement.

On June 27, 2008, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”) with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent (the “Agent”). Under the New Credit Agreement, the Company had the right to borrow on a revolving basis up to $100 million, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The New Credit Agreement had an original expiration date in December 2008.

On November 25, 2008, the Company executed Amendment No. 1 (the “Amendment”) to the Revolving Credit and Security Agreement (as amended, the “Amended New Credit Agreement”) with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Under the Amended New Credit Agreement, the Company may borrow on a revolving basis up to $60 million, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The Amended New Credit Agreement imposes stricter limitations than the 1940 Act, requiring generally that asset coverage be at least 350% after a borrowing. The Amended New Credit Agreement expires on May 29, 2009 and borrowings thereunder are secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The interest rate charged is based on prevailing commercial paper rates if the conduit lender makes the advance, other than through participations, plus commitment and utilization fees. However, if the conduit lender does not make the advance, other than through participations, the interest rate is based on the prevailing Eurodollar rate, Federal Funds rate or the agent’s reference rate, in each case plus an applicable spread and commitment and utilization fees. The Company pays a commitment fee at the annual rate of 1.25% on the total commitment amount, and a utilization fee at the annual rate of 0.75% on outstanding borrowings. The Amended New Credit Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay interest or principal when due and failure to comply with certain asset coverage and borrowing base tests.

At December 31, 2008, the Company had borrowings outstanding under the Amended New Credit Agreement of $15.5 million. The interest rate charged on this loan as of December 31, 2008 was approximately 2.61%. The average daily loan balance during the three months ended December 31, 2008 on the facility was approximately $28.9 million at a weighted average interest rate of approximately 3.13%. Interest expense incurred for the year ended December 31, 2008 was approximately $3.2 million.

At December 31, 2007, the Company had borrowings outstanding on the Prior Credit Agreement of $142.0 million. The interest rate charged on this loan as of December 31, 2007 was approximately 5.41%. The average daily loan balance was approximately $178.5 million at a weighted average interest rate of approximately 5.35%. Interest expense incurred during the period ended December 31, 2007 was approximately $7.4 million.

Note 5.	Net Asset Value Per Share

At December 31, 2008, and December 31, 2007, the Company’s total net assets and net asset value per share were $60,556,428, and $182,015,052, and $3.42 and $10.27, respectively.

Note 6.	Unfunded Loan Commitments

As of December 31, 2008 and December 31, 2007, the Company’s portfolio had unfunded loan commitments of approximately $0.1 million, and $0.8 million, respectively. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

	Unfunded Loan Commitment
	December 31,	December 31,
Borrower	2008	2007

Comcorp Broadcasting, Inc.	$58,999	$848,228

Unfunded loan commitments are marked to market on the relevant day of valuation in accordance with the Company’s valuation policies. Any applicable unrealized gain/(loss) and unrealized appreciation/(depreciation) on unfunded loan commitments are recorded on the Statement of Assets and Liabilities and the Statement of Operations, respectively. As of December 31, 2008 and December 31, 2007, the Company recognized net unrealized depreciation on unfunded transactions of approximately $0.03 million and $0, respectively. The net change in unrealized depreciation on unfunded transactions for the year ending December 31, 2008 was approximately $0.03 million and is recorded in the Statement of Operations.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Note 7.	Transactions in Securities of Affiliated Issuers

Under Section 2(a) (3) of the Investment Company Act of 1940, a portfolio company is defined as “affiliated” if a company owns five percent or more of its voting securities. Set forth in the tables below are the issuers in which the Company held at least five percent of the outstanding voting securities as of December 31, 2008 and December 31, 2007:

December 31, 2008

Borrower	Shares	Principal	Market Value

Comcorp Broadcasting, Inc.*
Revolving Loan		$1,825,953	$843,134
Term Loan		18,849,521	8,835,713
Communications Corp. of America	1,256,635		—
Genesys Ltd.	12,000,000		17,412,000

Total			$27,090,847

December 31, 2007

Borrower	Shares	Principal	Market Value

Comcorp Broadcasting, Inc.*
Revolving Loan		$1,036,724	$1,036,724
Term Loan		18,849,521	18,849,521
Communications Corp. of America	1,256,635		8,014,818

Total			$27,901,063

*	Company is a wholly owned subsidiary of Communications Corp. of America.

Note 8.	Portfolio Information

For the year ended December 31, 2008, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $98,191,348 and $219,668,727, respectively.

For the period ended December 31, 2007, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $1,255,368,821 and $870,095,540, respectively.

Note 9.	Affiliated Transactions

On January 18, 2007, the Company issued a promissory note payable to the Investment Adviser in the amount of $4 million with interest at 4.87% per annum, compounded semi-annually. The promissory note was fully redeemed on March 8, 2007. The average daily balance on the promissory note for the time it was held was $4 million at a weighted average interest rate of 5.00%.

Note 10.	Certain Transactions

On January 19, 2007, the Company entered into a warehouse arrangement in the form of a total return swap with the Bank of Nova Scotia, (“Scotia”). As of February 15, 2007, the notional value of the portfolio was approximately $124 million. The Company had the option, exercisable by the Company not later than March 15, 2007, to acquire the underlying assets in the total return swap at their value at the time of exercise. Upon entering into the warehouse arrangement the Company posted $9 million in collateral in a segregated account at the

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Company’s custodian. Prior to the termination of the warehouse arrangement, Scotia recorded the positive total return, if any, on such assets net of the warehouse arrangement’s financing cost in a collection account. To the extent there was a negative total return and the collection account had a negative balance, collateral was transferred from the collateral account to the collection account. The Company had no obligation to post additional collateral. If at any time the value of the collateral and collection account, as a percentage of the book value of the bank loans and other assets, was less than 5.00%, or 3.50% under certain circumstances, and the Company did not choose to post additional collateral by the next business day, Scotia would have had the right to terminate the warehouse arrangement, dispose of all of the assets and charge the Company for any cumulative negative total return up to the remaining amount of the posted collateral. On February 26, 2007, the Company exercised the option to acquire the underlying assets. Purchases from the entire underlying portfolio were settled on June 21, 2007. The net realized gain on the warehouse arrangement was approximately $172,955, and is recorded on the Statement of Operations as net realized gain/(loss) on total return swaps. As of December 31, 2008 and December 31, 2007, the Company did not have any investments in total return swaps.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2008 and the period ended December 31, 2007:

	Year Ended	Period Ended
	December 31,	December 31,
	2008	2007(a)

Net asset value, beginning of year	$10.27	$14.33	(b)

Net investment income	0.61	0.97
Net realized and unrealized loss on investments	(6.71)	(4.43)

Total from investment operations	(6.10)	(3.46)
Common Stock Offering Cost	—	(0.07)
Capital Contribution	—	0.26	(c)
Distributions Paid	(0.75)	(0.79)

Net asset value, end of year	$3.42	$10.27

Market price per share, beginning of year	$8.57	$15.00
Market price per share, end of year	$2.15	$8.57
Total investment return(d)
Based on net asset value per share	(61.24)%	(23.30	)% (e)
Based on market price per share	(70.80)%	(38.85	)% (e)
Net assets, end of year(f)	$60,556	$182,015
Ratios to Average Net Assets/Supplemental Data:
Total operating expense including interest expense	9.18%	9.54	% (g)
Total operating expenses excluding interest expense	6.75%	5.74	% (g)
Interest expense	2.43%	3.80	% (g)
Waiver/reimbursement	0.62%	2.24	% (g)
Net expense(h)	8.56%	7.30	% (g)
Net investment income	8.25%	8.77	% (g)
Portfolio turnover rate	49%	224	% (e)
Debt:
Total loan outstanding, end of year(f)	$15,500	$142,000
Asset Coverage per $1000 indebtedness, end of year(i)	$4,907	$2,282

(a)	The Company commenced operations on January 18, 2007.
(b)	Net asset value at the beginning of the period reflects the deduction of the one-time initial sales load in connection with the offering.
(c)	On February 20, 2007, the Investment Adviser contributed an additional $87,596 in capital to the Company prior to the Offering. No additional shares were issued in the transaction. The contribution per share is based on the pre-offering share amount of 333,333.33
(d)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of distributions.
(e)	Not annualized.
(f)	Dollars in thousands.
(g)	Ratios to average net assets are calculated using the net assets for the period starting from the Offering on February 27, 2007 through December 31, 2007.
(h)	Net expense ratio has been calculated after applying any waiver/reimbursement.
(i)	Calculated by subtracting the Company’s total liabilities (not including any bank loans and senior securities) from the Company’s total assets, and dividing such amounts by the principal amount of the debt outstanding.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Note 12.  Income Tax Information and Distributions to Stockholders

For the year end December 31, 2008, and the period ended December 31, 2007, the Company’s Board declared the following distributions:

Date Declared	Record Date	Payment Date	Amount

March 9, 2007	June 19, 2007	June 29, 2007	$0.2625
August 3, 2007	September 18, 2007	September 28, 2007	$0.2625
November 6, 2007	December 21, 2007	December 31, 2007	$0.2625

Total declared during 2007*			$0.7875

March 7, 2008	March 20, 2008	March 31, 2008	$0.2625
June 6, 2008	June 20, 2008	June 30, 2008	$0.2625
September 5, 2008	September 19, 2008	September 30, 2008	$0.1500
December 4, 2008	December 19, 2008	December 31, 2008	$0.0750

Total declared during 2008			$0.7500

*	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

Reclassifications are made to the Company’s capital accounts for permanent tax differences to reflect income and gains available for distribution (or available capital loss carryforwards) under income tax regulations.

For the year ended December 31, 2008 and period ended December 31, 2007, permanent differences resulting primarily from Section 988 gain/(loss) and nondeductible excise tax were identified and reclassified among the components of the Company’s net assets as follows:

	2008	2007

Undistributed Net Investment Income	$144,982	$246,424
Accumulated Net Realized Loss	$82	$(246,424)
Paid-In Capital	$(145,064)	$—

The tax character of distributions paid during the year ended December 31, 2008 and the period ended December 31, 2007 were as follows:

Distributions paid from:	2008	2007

Ordinary income*	$13,287,578	$13,915,795
Long-term capital gains	$—	$—

*	For tax purposes short-term capital gains distributions, if any, are considered ordinary income distributions

As of December 31, 2008 and December 31, 2007, the components of distributable earnings on a tax basis were as follows:

	2008	2007

Capital loss carryforward	$(79,324,572)*	$(9,946,969)**
Undistributed ordinary income	$1,165,348	$3,525,488
Post-October Losses	$(8,442,951)	$(4,600,720)
Net unrealized appreciation/(depreciation)	$(105,779,833)	$(60,038,767)

*	Accumulated losses of $9,946,969 and $69,377,603 to offset future capital gains, if any, expire on December 31, 2015 and December 31, 2016, respectively.

**	Accumulated losses of $9,946,969 to offset future capital gains, if any, expire on December 31, 2015.

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

For the year ended December 31, 2008, and the period ended December 31, 2007, the Company elected to defer capital losses of $8,442,951 and $4,600,720, respectively attributable to post-October losses.

Unrealized appreciation and depreciation at December 31, 2008, and December 31, 2007, based on cost of investments for U.S. federal income tax purposes and excluding any unrealized appreciation and depreciation from changes in the value of other assets and liabilities resulting from changes in exchange rates was:

	2008	2007

Unrealized appreciation	$5,545,106	$2,429,611
Unrealized depreciation	(111,293,406)	(62,469,474)

Net unrealized depreciation	$(105,748,300)	$(60,039,863)

For the year ended December 31, 2008, and period ended December 31, 2007, the percentage of the income distributions qualifying for the dividends-received deduction available to corporations is 1.73%, and 5.48%, respectively.

Note 13.  SEC Filings and Certifications

Copies of the Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those filings are available free of charge on its website, www.HighlandHCD.com, under “SEC Filings,” as soon as reasonably practicable after they are filed electronically with the SEC.

In April 2008, the Company submitted to the New York Stock Exchange (“NYSE”) pursuant to Section 303A.12(a) of its Listed Company Manual, an unqualified certification regarding its compliance with the corporate governance listing standards of the NYSE of the Company’s Chief Executive Officer. In addition, certifications by the Company’s Chief Executive Officer and Principal Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

Note 14.  Impact of New Accounting Standards

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

Notes to Financial Statements — (Continued)

Highland Distressed Opportunities, Inc.

Note 15.  Selected Quarterly Financial Data (Unaudited) (in thousands, except per share amounts)

	2007
	Q1 *	Q2	Q3	Q4	Total

Total investment income	$1,653	$9,577	$9,521	$10,578	$31,330
Total investment income per share	$0.09	$0.54	$0.54	$0.60	$1.77
Net investment income	$1,290	$6,173	$4,266	$5,361	$17,090
Net investment income per share	$0.07	$0.35	$0.24	$0.30	$0.97
Net realized and unrealized gain/(loss)	$(934)	$(5,729)	$(30,386)	$(37,291)	$(74,340)
Net realized and unrealized gain/(loss) per share	$(0.05)	$(0.32)	$(1.72)	$(2.10)	$(4.20)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$356	$443	$(26,120)	$(31,929)	$(57,251)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations per share	$0.02	$0.03	$(1.47)	$(1.80)	$(3.23)

*	Highland Distressed Opportunities, Inc. commenced operations on January 18, 2007.

	2008
	Q1	Q2	Q3	Q4	Total

Total investment income	$7,893	$6,479	$4,086	$3,520	$21,979
Total investment income per share	$0.45	$0.37	$0.23	$0.20	$1.24
Net investment income	$3,481	$4,050	$1,972	$1,286	$10,790
Net investment income per share	$0.20	$0.23	$0.11	$0.07	$0.61
Net realized and unrealized gain/(loss)	$(34,511)	$(17,433)	$(9,076)	$(57,971)	$(118,961)
Net realized and unrealized gain/(loss) per share	$(1.95)	$(0.98)	$(0.51)	$(3.27)	$(6.71)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(31,030)	$(13,383)	$(7,103)	$(56,655)	$(108,171)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations per share	$(1.75)	$(0.76)	$(0.40)	$(3.20)	$(6.11)

Note 16.  Reorganization

On December 19, 2008 the Board approved a reorganization of the Company into Highland Credit Strategies Fund (“HCF”), a non-diversified closed-end management investment company also managed by the Investment Adviser.

The closing of the reorganization is subject to several conditions, including the approval of the Company’s stockholders. If stockholders of the Company do not approve the reorganization or, if such other conditions are not satisfied or waived, the Company will continue its current operations. There is no assurance that the requisite stockholder approval will be obtained for the reorganization or that such other conditions will be satisfied.

On December 24, 2008, HCF filed with the Securities and Exchange Commission a proxy statement/prospectus with respect to the Reorganization, and the Company expects to mail the proxy statement/prospectus to its stockholders and to solicit approval of the Reorganization in March 2009. The Company and HCF will bear the costs of the reorganization. It is currently expected that the Reorganization will qualify as a tax-free reorganization for federal income tax purposes. The number of shares of HCF (and cash for fractional shares) that stockholders of the Company will receive in the Reorganization will be based on the relative net asset values of the Company and HCF as of the close of business on the valuation day for the Reorganization.

Subject to stockholder approval and the satisfaction or waiver of certain conditions, the Reorganization is currently expected to occur in the 2nd quarter of 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Attached as exhibits to this Form 10-K are certifications by the Company’s Chief Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

(a)	Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (Disclosure Controls) as of December 31, 2008. The controls evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Principal Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s quarterly evaluation of Disclosure Controls includes an evaluation of some components of its internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of the Company’s Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, the Company reviewed any identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Company’s Chief Executive Officer and Principal Financial Officer, concerning the effectiveness of the Disclosure Controls can be reported in the Company’s periodic reports on Form 10-Q and Form 10-K. The components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by a third-party consultant. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls, and to modify them as necessary. The Company’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, subject to the limitations noted in this Part II, Item 9A, as of December 31, 2008, the Company’s Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in its periodic reports, as promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the Company’s Chief Executive Officer and Principal Financial Officer, particularly during the period when its periodic reports are being prepared.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in its report which is included herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following tables set forth the name, age and other information regarding our directors and executive officers as of December 31, 2008.

Board of Directors

Number of
	Position(s) Held		Portfolios in
	With the Company,	Principal	Highland Fund
	Length of Time	Occupation(s)	Complex	Other
	Served and Term	During Past	Overseen	Directorships
Name (Age) Address [1]	of Office	Five Years	by Director [2]	Held

Director — Class I (Non-Interested Directors3)
James F. Leary (Age 78)	Director of the Company since December 2006 (with a term expiring at the 2011 annual meeting).	Managing Director, Benefit Capital Southwest, Inc. (a financial consulting firm) since January 1999.	9	Board Member of Capstone Group of Funds (7 portfolios).

			Number of
	Position(s) Held		Portfolios in
	With the Company,	Principal	Highland Fund
	Length of Time	Occupation(s)	Complex	Other
	Served and Term	During Past	Overseen	Directorships
Name (Age) Address [1]	of Office	Five Years	by Director [2]	Held

Bryan A. Ward (Age 53)	Director of the Company since December 2006 (with a term expiring at the 2011 annual meeting).	Senior Manager, Accenture, LLP (a consulting firm) since January 2002.	9	None.

Director — Class II (Non-Interested Directors3)
Timothy Hui (Age 60)	Director of the Company since December 2006 (with a term expiring at the 2009 annual meeting).	Vice President since February 2008, Dean of Educational Resources from July 2006 to January 2008, Assistant Provost for Graduate Education from July 2004 to June 2006, and Assistant Provost for Educational Resources, July 2001 to June 2004 at Philadelphia Biblical University.	9	None.
Scott Kavanaugh (Age 48)	Director of the Company since December 2006 (with a term expiring at the 2009 annual meeting).	Vice-Chairman, President and Chief Operating Officer at Keller Financial Group since September 2007; Chairman and Chief Executive Officer at First Foundation Bank since September 2007; Private investor since February 2004; Sales Representative at Round Hill Securities from March 2003 to January 2004; Executive at Provident Funding Mortgage Corporation from February 2003 to July 2003; Executive Vice President, Director and Treasurer at Commercial Capital Bank from January 2000 to February 2003; Managing Principal and Chief Operating Officer at Financial Institutional Partners Mortgage Company and Managing Principal and President of Financial Institutional Partners, LLC (an investment banking firm) from April 1998 to February 2003.	9	None.

Number of
	Position(s) Held		Portfolios in
	With the Company,	Principal	Highland Fund
	Length of Time	Occupation(s)	Complex	Other
	Served and Term	During Past	Overseen	Directorships
Name (Age) Address [1]	of Office	Five Years	by Director [2]	Held

Director — Class III (Interested Directors4)
R. Joseph Dougherty (Age 38)	Director and Chairman of the Board of the Company since December 2006 (with a term expiring at the 2010 annual meeting).	Team Leader of Investment Adviser since 2000, Director/Trustee of the funds in the Highland Fund Complex since 2004 and President and Chief Executive Officer of the funds in the Highland Fund Complex since December 2008; Senior Vice President of the Company since inception; Senior Vice President of the funds in the Highland Fund Complex from 2004 to December 2008.	9	None.

1	The address of each Director is NexBank Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240.

2	The “Highland Fund Complex” consists of all of the registered investment companies that are advised by the Investment Adviser as of the date of this report and the Company.

3	“Non-Interested” Directors are those who are not “interested persons” of the Company as described under Section 2(a)(19) of the 1940 Act.

4	Mr. Dougherty is deemed to be an “interested person” of the Company under the 1940 Act because of his position with the Adviser. Each Director other than Mr. Dougherty is a “Non-Interested” Director.

Officers

Term of Office and
	Position(s) Held	Length of
Name (Age) [1]	With the Company	Time Served	Principal Occupation(s) During Past Five Years

James D. Dondero (Age 46)	President and Chief Executive Officer	Indefinite Term and Officer since September 2006.	President and Director of Strand Advisors, Inc. (“Strand”), the General Partner of the Adviser. Chairman of the Board of Directors of Highland Financial Partners, L.P. and President of the funds in the Highland Fund Complex (2004 through December 2008).
Mark Okada (Age 46)	Executive Vice President	Indefinite Term and Officer since September 2006.	Executive Vice President of Strand; Chief Investment Officer of the Adviser and Executive Vice President of the funds in the Highland Fund Complex (2004 through December 2008).

Term of Office and
	Position(s) Held	Length of
Name (Age) [1]	With the Company	Time Served	Principal Occupation(s) During Past Five Years

M. Jason Blackburn (Age 32)	Secretary and Treasurer (Principal Financial and Accounting Officer)	Indefinite Term and Officer since September 2006.	Assistant Controller of the Investment Adviser since November 2001; Treasurer and Secretary of the funds in the Highland Fund Complex.
Michael Colvin (Age 39)	Chief Compliance Officer	Indefinite Term and Officer since July 2007.	General Counsel and Chief Compliance Officer of the Adviser since June 2007 and Chief Compliance Officer of the funds in the Highland Fund Complex since July 2007; Shareholder in the Corporate and Securities Group at Greenberg Traurig, LLP from January 2007 to June 2007; Partner in the Private Equity Practice Group at Weil, Gotshal & Manges, LLP from January 2003 to January 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act and Section 30(h) of the 1940 Act, and the rules thereunder, require that the Company’s Directors and officers, the Investment Adviser, certain persons affiliated with the Investment Adviser, and persons who own beneficially, directly or indirectly, more than 10% of the Company’s Common Stock, file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and the NYSE. Directors, officers, the Investment Adviser, certain affiliates of the Investment Adviser and greater than 10% beneficial owners are required by SEC regulations to furnish to the Company copies of all Section 16(a) forms they file with respect to shares of the Company. Based solely upon the Company’s reviews of the copies of such forms they receive and written representations from such persons, the Company believes that during the fiscal year ended December 31, 2008, these persons complied with all such applicable filing requirements.

Codes of Ethics

The Company and the Investment Adviser have adopted codes of ethics under Rule 17j-1 of the 1940 Act. These codes permit personnel subject to the codes to invest in securities, including securities that may be purchased or held by the Company. These codes can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090. The codes of ethics are available on the EDGAR Database on the SEC’s web site (http://www.sec.gov), and copies of these codes may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

The Company has also adopted a Code of Ethics for Principal Executive and Senior Financial Officers. A copy of this code of ethics is available upon request, without charge, by call 877-247-1888.

During the fiscal year ended December 31, 2008, the Board of Directors of the Company convened 17 times. During the fiscal year ended December 31, 2008, each Director attended at least 75% of the meetings of the Board and Committees on which he serves held during the period he was a Director.

Directors are invited and encouraged to attend the Company’s Annual Meeting of Stockholders. A Director who is unable to attend the Annual Meeting is expected to notify the Chairman of the Board of Directors. Four of the five directors attended the 2008 Annual Meeting of Stockholders.

The Board of the Company has four committees; the Audit Committee, the Nominating/Corporate Governance/Compensation Committee, the Litigation Committee and the Qualified Legal Compliance Committee, each of which is currently comprised of all of the Non-Interested Directors, each of whom is “Independent” as defined by the New York Stock Exchange (the “NYSE”).

Audit Committee

Pursuant to the Audit Committee Charter adopted by the Board, the role of the Audit Committee is to (1) oversee the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements and (2) assist in Board oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, and the independent auditors’ qualifications, independence and performance. The function of the Audit Committee is oversight; it is management’s responsibility to maintain appropriate systems for accounting and internal control over financial reporting. The Audit Committee met five times in fiscal year 2008. The members of the Audit Committee are Messrs. Hui, Kavanaugh, Leary, and Ward. The Board has determined that Mr. Leary is an “audit committee financial expert,” for purposes of the federal securities laws. Mr. Leary is “Independent” as defined by the NYSE. The Chairman of the Audit Committee presides at executive sessions of the non-management Directors held without management.

Nominating/Corporate Governance/Compensation Committee

The Company’s Nominating/Corporate Governance/Compensation Committee is responsible for selecting the Non-Interested Director nominees and recommending to the Board candidates for all other Director nominees for election by stockholders or appointment by the Board. In addition, the Nominating/Corporate Governance/ Compensation Committee is responsible for advising the Board with respect to Board composition, procedures and committees, developing and recommending to the Board a set of corporate governance principles applicable to the Company, overseeing the evaluation of the Board and the Company’s management, reviewing and approving the Company’s objectives relevant to compensation of Non-Interested Directors and making recommendations to the Board with respect to the compensation of Non-Interested Directors. A copy of the Company’s Nominating/Corporate Governance/Compensation Committee Charter is available at www.highlandhcd.com.

The Nominating/Corporate Governance/Compensation Committee will consider recommendations for nominees from stockholders submitted to the Secretary of the Company, Two Galleria Tower, Suite 800, 13455 Noel Road, Dallas, Texas 75240. Such stockholder recommendations must include information regarding the recommended nominee as specified in the Nominating/Corporate Governance/Compensation Committee Charter.

The Nominating/Corporate Governance/Compensation Committee Charter describes the factors considered by the Nominating/Corporate Governance/Compensation Committee in selecting nominees. In evaluating potential nominees, including any nominees recommended by stockholders, the Nominating/Corporate Governance/Compensation Committee takes into consideration factors listed in the Nominating/Corporate Governance/Compensation Committee Charter, including character and integrity, business and professional experience, whether the Nominating/Corporate Governance/Compensation Committee believes the person has time availability in light of other commitments and the existence of any other relationships that might give rise to a conflict of interest. The Nominating/Corporate Governance/Compensation Committee met two times during fiscal year 2008.

Litigation Committee

The Company has established a Litigation Committee to seek to address any potential conflicts of interest between the Company and the Adviser in connection with any potential or existing litigation or other legal proceeding relating to securities held by both the Company and the Adviser or another client of the Adviser. The Litigation Committee met four times in fiscal year 2008.

Qualified Legal Compliance Committee

The members of the Audit Committee of the Company shall serve as the Qualified Legal Compliance Committee (the “QLCC”) for the Company for the purpose of establishing alternative procedures for counsel to report potential material violations of federal or state securities laws by the Company or its officers, and to address related matters. The QLCC of the Company did not meet in fiscal year 2008.

Item 11.	Executive Compensation

The executive officers of the Company and Directors who are “interested persons” (as defined in the 1940 Act) receive no direct remuneration from the Company. Currently, Non-Interested Directors of the Company receive an annual fee of $150,000 payable in quarterly installments in arrears and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies that are advised by the Investment Adviser as of the date of this report and the Company. Prior to January 1, 2008, the Non-Interested Directors of the Company were compensated at the rate of $10,000 annually for serving as a Director of the Company, and also received compensation from the other portfolios in the Highland Fund Complex. Non-Interested Directors are also reimbursed for actual out-of-pocket expenses relating to attendance at meetings. The Directors do not have any pension or retirement plan.

Compensation Committee Interlocks and Insider Participation

All members of the Nominating/Corporate Governance/Compensation Committee are independent directors and none of the members are present or past employees of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Set forth in the table below is the security ownership in the Company of each Director and executive officer.

		Amount and Nature		Percent
Title of Class	Name of Beneficial Owner	of Beneficial Ownership*	Value of Securities	of Class

Common Stock	R. Joseph Dougherty	None	—	—
Common Stock	Timothy K. Hui	None	—	—
Common Stock	Scott F. Kavanaugh	None	—	—
Common Stock	James F. Leary	None	—	—
Common Stock	Bryan A. Ward	None	—	—
Common Stock	James D. Dondero[1]	695,549.44 shares	$1,495,431	3.93%
Common Stock	Mark Okada	None	—	—
Common Stock	M. Jason Blackburn	None	—	—
Common Stock	Michael Colvin	None	—	—

*	Valued as of December 31, 2008. Except as otherwise indicated, each person has sole voting and investment power.

1	Mr. Dondero’s ownership of these shares is based on his indirect ownership of the Adviser. Mr. Dondero disclaims beneficial ownership of shares held by the Adviser, except to the extent of his pecuniary interest therein.

To the knowledge of management of the Company and the Board, the following stockholders or “groups”, as the term is defined in Section 13(d) of the 1934 Act, beneficially owned, or were owners of record of, more than 5% of the Company’s outstanding shares as of February 6, 2009:

		Amount and Nature	Percent
Title of Class	Name of Beneficial Owner	of Beneficial Ownership*	of Class

Common Stock	Highland Capital Management, L.P.(a)	996,489.17 shares	5.6%
	NexBank Tower
	13455 Noel Road, Suite 800
	Dallas, TX 75240
Common Stock	Pentagram Partners, L.P.(b)	1,012,200 shares	5.7%
	630 Fifth Avenue, 20th Floor
	New York, NY 10111
Common Stock	RiverNorth Capital Management, Inc.(c)	1,257,903 shares	7.1%
	325 N. LaSalle, Suite 645
	Chicago, IL 60654-7030

(a)	Based on information contained in a Schedule 13D filed jointly by Highland Capital Management, L.P., Strand Advisors, Inc. and James D. Dondero on April 14, 2008. Reflects sole voting power and sole dispositive power with respect to all shares.

(b)	Based on information contained in a Schedule 13G filed jointly by Pentagram Partners, L.P., RJ II, Inc. and Richard Jacinto, II on January 9, 2009. Reflects sole voting power and sole dispositive power with respect to all shares.

(c)	Based on information contained in a Schedule 13G filed by RiverNorth Capital Management, Inc. on January 23, 2009. Reflects sole voting power and sole dispositive power with respect to all shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Affiliated Brokers; Regular Broker-Dealers

The Investment Adviser is currently affiliated with NexBank Securities, Inc. (“NexBank”), a FINRA member broker-dealer that is indirectly controlled by the principals of the Investment Adviser. Absent an exemption from the SEC or other regulatory relief, the Company is generally precluded from effecting certain principal transactions with affiliated brokers. The Company may utilize affiliated brokers for agency transactions subject to compliance with policies and procedures adopted pursuant to Rule 17e-1 under the Investment Company Act. These policies and procedures are designed to provide that commissions, fees or other remuneration received by any affiliated broker or its affiliates for agency transactions are reasonable and fair compared to the remuneration received by other brokers in comparable transactions.

During the fiscal year ended December 31, 2008, the Company paid brokerage commissions of $66,487, of which $10,425 was paid to NexBank.

As partners of the Adviser, Messrs. Dondero, Okada and Dougherty, officers of the Company, may be deemed to have an indirect material interest in the investment advisory and management agreement and the administration services agreement of the Company. Under the investment advisory and management agreement, the Investment Adviser, subject to the overall supervision of the Registrant’s Board, manages the day-to-day operations of, and provides investment advisory services to, the Registrant. Under the administration services agreement, the Investment Adviser furnishes the Registrant with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. See “Business — Our Investment Adviser,” “Business — Our Administrator,” “Business — Investment Advisory and Management Agreement” and Note 3 to the Financial Statements for additional information.

Director Independence

As described more fully under Item 10, Messrs. Hui, Kavanaugh, Leary and Ward are each “Independent” as defined by the New York Stock Exchange.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following chart reflects fees paid to PricewaterhouseCoopers LLP (“PwC”), in the 2008 fiscal year and 2007 fiscal period. One hundred percent (100%) of all services provided by PwC to the Company in each year were pre-approved. The audit services are approved by the Audit Committee pursuant to an audit engagement letter, and, in accordance with the Company’s pre-approval policies and procedures, the Audit Committee of the Company must pre-approve all non-audit services provided by PwC, and all non-audit services provided by PwC to the Investment Adviser, or any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that are related to the operations and financial reporting of the Company. In some circumstances, the pre-approval requirement may be waived if the aggregate amount of the fees for such non-audit services constitutes less than five percent of the total amount of revenues paid to PwC by the Company during the fiscal year in which the non-audit services are provided. PwC provided non-audit services during the Company’s last two fiscal years to the Adviser, but these services did not relate directly to the operations and financial reporting of the Company. PwC did not provide any non-audit services to any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company. The aggregate fees billed for these non-audit services to the Adviser was $1,377,420, and $74,000 for the fiscal years ended 2008 and 2007, respectively. The non-audit services provided to the Adviser were not subject to pre-approval pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X, and the audit committee has determined that the provision of such services is compatible with maintaining PwC’s independence.

Fiscal Year Ended	2008		2007[1]

Audit Fees	$200,000		$150,337
Audit-Related Fees	$60,000	[2]	$52,500	[2]
Tax Fees	$20,000	[3]	$20,100	[3]
All Other Fees	$—		$—
Aggregate Non-Audit Fees	$—		$—

1	For the period ended December 31, 2007. The Company commenced investment operations on January 18, 2007.

2	Services to the Company consisted of a review of quarterly regulatory filings.

3	Services to the Company consisted of (i) review or preparation of U.S. federal, state, local and excise tax returns and (ii) U.S. federal, state and local tax planning, advice and assistance regarding statutory, regulatory or administrative developments.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and reviews of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings. These services also include the required audits of the Company’s internal controls over financial reporting.

Audit-Related Fees.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation, consultations concerning financial accounting and reporting standards, and fees related to requests for documentation and information from regulatory and other government agencies.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

Report of the Audit Committee

The Audit Committee of the Company oversees the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, the Company’s accounting and financial and reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Company’s annual report on Form 10-K dated December 31, 2008 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

In the performance of its oversight function, the Committee has considered and discussed the above described December 31, 2008 audited financial statements with management and with PwC, the Company’s independent registered public accounting firm. The Committee has also discussed with PwC the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”) Rule AU 380, The Auditor’s Communication With Those Charged With Governance. The Committee reviewed with PwC, who is responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgment as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards. Finally, the Committee reviewed the written disclosures and the letter from PwC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, has considered whether the provision of other non-audit services by PwC to the Company is compatible with maintaining PwC’s independence, and has discussed with PwC the independence of the independent registered public accounting firm.

The Committee discussed with PwC the overall scope and plans for the audit. The Committee met with PwC, with and without management present, to discuss the results of its audit, its evaluation of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Committee Charter, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and as filed with the SEC.

Stockholders are reminded, however, that the members of the Committee are not professionally engaged in the practice of auditing or accounting. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and PwC. Accordingly, the Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance the standards of the PCAOB, that the financial statements are presented in conformity with accounting principles generally accepted in the United States of America or that the Company’s independent registered public accounting firm is, in fact, “independent.”

Scott F. Kavanaugh, Audit Committee Chair
Timothy K. Hui, Audit Committee Member
James F. Leary, Audit Committee Member
Bryan A. Ward, Audit Committee Member

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company.(2)
3.2	Bylaws of the Company.(1)
4.1	Form of Specimen Certificate.(2)
10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)
10.2	Form of Custodian Services Agreement between Company and PFPC Inc.(1)
10.3	Form of Administration Services Agreement between Company and Highland Capital Management, L.P.(2)
10.4	Form of Sub-Administration Services Agreement between Highland Capital Management, L.P. and PFPC Inc.(1)
10.5	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)
10.6	Form of Accounting Services Agreement.(1)
10.7	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)
10.8	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)
10.9	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)
10.10	Form of Agreement Regarding Payment of Sales Load.(2)
10.11	Form of Fee Waiver Agreement.(2)
10.12	Confirmation Agreement between the Company and the Bank Nova Scotia.(2)
10.13	Amendment No. 1 to the Administration Services Agreement dated as of June 6, 2008.(3)
10.14	Revolving Credit and Security Agreement among the Company, Liberty Street Funding LLC and The Bank of Nova Scotia dated as of June 27, 2008.(3)
10.15	Amendment No. 1 to the Revolving Credit and Security Agreement dated as of November 25, 2008.(4)
24.1	Power of Attorney.(4)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)(3).(4)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a)(3).(4)
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(4)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 814-00729, filed on August 8, 2008.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

HIGHLAND DISTRESSED OPPORTUNITIES, INC.
(Registrant)

Dated: February 27, 2009	Signature:	/s/ James D. Dondero

	Name:	James D. Dondero
	Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James D. Dondero James D. Dondero President (Principal Executive Officer)

/s/ M. Jason Blackburn M. Jason Blackburn Secretary and Treasurer (Principal Financial and Principal Accounting Officer)

*Timothy K. Hui Timothy K. Hui Director

*Scott F. Kavanaugh Scott F. Kavanaugh Director

*James F. Leary James F. Leary Director

*Bryan A. Ward Bryan A. Ward Director

Dated: February 27, 2009	*By:	/s/ M. Jason Blackburn M. Jason Blackburn Attorney-in-Fact