Form 10-Q
period 2009-03-31
Highland Distressed Opportunities, Inc.
filed 2009-05-07
CIK 1373641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 21, 2009, there were 17,716,771 shares outstanding of the Registrant’s common stock, $0.001 par value per share.

Highland Distressed Opportunities, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Schedule of Investments

As of March 31, 2009 (unaudited)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) — 37.3%
BROADCASTING — 17.2%
Comcorp Broadcasting, Inc.
Revolving Loan, 7.75%, 10/03/12 (b) (c)	1,884,953	1,884,953	855,391
Term Loan, 7.75%, 04/03/13 (b) (c)	18,849,521	18,546,505	8,553,913

		20,431,458	9,409,304

FOREST PRODUCTS/CONTAINERS — 0.3%
Tegrant Corp.
Second Lien Term Loan, 6.72%, 03/08/15	1,000,000	1,000,000	150,000

GAMING/LEISURE — 13.8%
Fontainebleu Florida Hotel, LLC
Tranche C Term Loan, 7.33%, 06/06/12	6,000,000	6,000,000	4,500,000
Lake at Las Vegas Joint Venture/ LLV-1,LLC
Revolving Loan Credit-Linked Deposit Account, 14.35%, 06/20/12 (d)	3,611,111	3,611,111	347,570
Term Loan, 14.35%, 06/20/12, PIK (d)	35,076,245	28,269,771	2,720,966

		37,880,882	7,568,536

HOUSING — 2.2%
MetroFlag BP, LLC / MetroFlag Cable, LLC
Second Lien Term Loan, 12.00% (d)	5,000,000	5,000,000	375,000
MPH Mezzanine II, LLC
Mezzanine 2B, 7.48% (b) (d)	10,000,000	10,000,000	—
MPH Mezzanine III, LLC
Mezzanine 3, 8.48% (b) (d)	4,000,000	4,000,000	—
Pacific Clarion, LLC
Term Loan, 15.00% (b) (d) (e)	4,950,573	4,939,006	822,785

		23,939,006	1,197,785

See accompanying Notes to Financial Statements.

Schedule of Investments

As of March 31, 2009 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)
SERVICE — 3.7%
Penhall Holding Co.
Term Loan, 10.00%, 04/01/12	5,797,571	5,742,869	2,029,150

TRANSPORTATION — AUTOMOTIVE — 0.1%
BST Safety Textiles Acquisition GmbH
Second Lien Facility, 16.53%, 06/30/09, PIK (d)	682,415	682,707	44,357

Total Senior Loans		89,676,922	20,399,132

Corporate Notes and Bonds (f) — 32.8%
DIVERSIFIED MEDIA — 3.7%
Baker & Taylor, Inc.
11.50%, 07/01/13	8,300,000	8,746,939	2,033,500

HEALTHCARE — 29.1%
Argatroban Royalty Sub, LLC
18.50%, 09/21/14	3,306,706	3,306,706	2,976,035
Azithromycin Royalty Sub, LLC
16.00%, 05/15/19	5,000,000	4,973,191	4,400,000
Celtic Pharma Phinco B.V.
17.00%, 06/15/12, PIK	10,561,138	10,154,927	6,864,740
Cinacalcet Royalty Sub, LLC
15.50%, 03/30/17, PIK	1,079,002	1,064,448	701,351
Molecular Insight Pharmaceuticals, Inc.
11.19%, 11/01/12, PIK (g)	1,056,993	1,054,148	930,154

		20,553,420	15,872,280

Total Corporate Notes and Bonds		29,300,359	17,905,780

Claims (h) — 0.0%
AEROSPACE — 0.0%
Northwest Airlines, Inc.
ALPA Trade Claim	3,000,000	428,371	2,430
Bell Atlantic Trade Claim	2,500,000	431,553	2,025
EDC Trade Claims	2,500,000	444,852	2,025
Flight Attendant Claim	5,326,500	734,164	4,314
GE Trade Claim	1,500,000	273,682	1,215
IAM Trade Claim	4,728,134	724,198	3,830
Pinnacle Trade Claim	8,433,116	1,520,621	6,831
Retiree Claim	3,512,250	484,102	2,845

Total Claims		5,041,543	25,515

See accompanying Notes to Financial Statements.

Schedule of Investments

As of March 31, 2009 (unaudited) (continued)	Highland Distressed Opportunities, Inc.

	Shares	Cost ($)	Value ($)
Common Stocks (h) — 28.1%
AEROSPACE — 0.1%
Delta Air Lines, Inc.	8,974	85,086	50,523

BROADCASTING — 0.0%
Communications Corp. of America (b) (c)	1,256,635	7,187,203	—

HEALTHCARE — 27.9%
Genesys Ventures IA, LP (b) (c)	12,000,000	12,000,000	15,240,000

WIRELESS COMMUNICATIONS — 0.1%
ICO Global Communications	138,632	500,000	48,521

Total Common Stocks		19,772,289	15,339,044

Total Investments (i) — 98.2%		143,791,113	53,669,471

Other Assets & Liabilities, Net — 1.8%			974,541

Net Assets — 100.0%			54,644,012

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium (unless otherwise identified by footnote (e), all senior loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at March 31, 2009. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	Represents fair value as determined, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors (the “Board”). Securities with a total aggregate market value of $25,472,089 or 46.6% of net assets, were fair valued as of March 31, 2009.

(c)	Affiliated issuer. See Note 7.

(d)	The issuer is in default of certain debt covenants. Income is not being accrued.

(e)	Fixed rate senior loan.

(f)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At March 31, 2009, these securities amounted to 17,905,780 or 32.8% of net assets.

(g)	Floating rate asset. The interest rate shown reflects the rate in effect at March 31, 2009.

(h)	Non-income producing security.

(i)	Cost basis for U.S. federal income tax purposes is $143,791,113.

PIK	Payment-in-Kind. All or a portion of the stated interest rate may be PIK interest.
See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (a) — 56.8%
BROADCASTING — 16.0%
Comcorp Broadcasting, Inc.
Revolving Loan, 7.52%, 04/03/13 (b) (c) (d)	1,825,953	1,825,953	843,134
Term Loan, 7.75%, 04/03/13 (c) (d)	18,849,521	18,525,278	8,835,713

		20,351,231	9,678,847

CONSUMER NON-DURABLES — 1.7%
Totes Isotoner Corp. Second Lien Term Loan, 9.88%, 01/31/14	3,377,228	3,400,514	1,013,169

DIVERSIFIED MEDIA — 0.7%
Penton Media, Inc. Second Lien Term Loan, 8.42%, 02/01/14	2,000,000	2,035,654	425,000

FINANCIAL — 9.4%
Emerson Reinsurance Ltd. Tranche C Term Loan, 7.25%, 12/15/11	1,500,000	1,495,043	1,297,500
Flatiron Re Ltd.
Closing Date Term Loan, 5.71%, 12/29/10	25,529	25,704	24,796
Delayed Draw Term Loan, 5.71%, 12/29/10	12,366	12,451	12,011
Kepler Holdings Ltd. Term Loan, 7.00%, 06/30/09	5,000,000	5,006,959	4,400,000

		6,540,157	5,734,307

FOREST PRODUCTS/CONTAINERS — 0.2%
Tegrant Corp. Second Lien Term Loan, 6.96%, 03/08/15	1,000,000	1,000,000	103,340

GAMING/LEISURE — 12.4%
Fontainebleu Florida Hotel, LLC Tranche C Term Loan, 8.00%, 06/06/12	6,000,000	6,000,000	5,100,000
Lake at Las Vegas Joint Venture/ LLV-1,LLC
Revolving Loan Credit-Linked Deposit, 14.35%, 06/20/12 (e)	3,611,111	3,611,111	273,831
Term Loan, 14.35%, 06/20/12 PIK (e)	33,756,283	28,269,771	2,143,697

		37,880,882	7,517,528

HEALTHCARE — 3.1%
Life Technologies Corp. Term B Facility, 09/30/15 (f)	1,995,000	1,955,100	1,881,963

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Senior Loans (continued)
HOUSING — 2.0%
MetroFlag BP, LLC / MetroFlag Cable, LLC Second Lien Term Loan, 12.00%, 01/06/09	5,000,000	5,000,000	375,000
MPH Mezzanine II, LLC Mezzanine 2B, 7.48%, 02/09/08 (d) (e)	10,000,000	10,000,000	—
MPH Mezzanine III, LLC Mezzanine 3, 8.48%, 02/09/08 (d) (e)	4,000,000	4,000,000	—
Pacific Clarion, LLC Term Loan, 15.00%, 01/23/09 (d) (e) (g)	4,950,573	4,945,680	841,053

		23,945,680	1,216,053

SERVICE — 11.1%
LVI Services, Inc. Tranche B Term Loan, 6.49%, 11/16/11	9,377,348	9,317,890	4,102,590
Penhall Holding Co. Term Loan, 12.29%, 04/01/12 PIK	5,821,220	5,762,042	2,619,549

		15,079,932	6,722,139

TRANSPORTATION — AUTOMOTIVE — 0.2%
BST Safety Textiles Acquisition GmbH Second Lien Facility, 14.60%, 06/30/09	673,957	674,415	117,943

Total Senior Loans		112,863,565	34,410,289

Corporate Notes and Bonds (h) — 33.4%
DIVERSIFIED MEDIA — 5.8%
Baker & Taylor, Inc. 11.50%, 07/01/13	8,300,000	8,749,446	3,537,875

HEALTHCARE — 27.6%
Argatroban Royalty Sub, LLC 18.50%, 09/21/14	3,306,706	3,306,706	2,942,968
Azithromycin Royalty Sub, LLC 16.00%, 05/15/19	5,000,000	4,974,238	4,350,000
Celtic Pharma Phinco B.V. 17.00%, 06/15/12 PIK	10,561,138	10,132,572	7,815,242
Cinacalcet Royalty Sub, LLC 15.50%, 03/30/17 PIK	1,038,750	1,023,972	768,675
Molecular Insight Pharmaceuticals, Inc. 10.80%, 11/01/12 (i)	1,027,602	1,026,832	822,081

		20,464,320	16,698,966

Total Corporate Notes and Bonds		29,213,766	20,236,841

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

	Principal ($)	Cost ($)	Value ($)
Claims (j) — 0.1%
AEROSPACE — 0.1%
Northwest Airlines, Inc.
ALPA Trade Claim, 08/21/13	3,000,000	431,377	5,640
Bell Atlantic Trade Claim, 08/21/13	2,500,000	434,058	4,700
EDC Trade Claims, 08/21/13	2,500,000	447,357	4,700
Flight Attendant Claim, 08/21/13	5,326,500	739,501	10,014
GE Trade Claim, 08/21/13	1,500,000	275,185	2,820
IAM Trade Claim, 08/21/13	4,728,134	728,935	8,889
Pinnacle Trade Claim, 08/21/13	8,433,116	1,529,071	15,854
Retiree Claim, 08/21/13	3,512,250	487,621	6,603

Total Claims		5,073,105	59,220

See accompanying Notes to Financial Statements.

Schedule of Investments

As of December 31, 2008 (continued)	Highland Distressed Opportunities, Inc.

	Shares	Cost ($)	Value ($)
Common Stock (j) — 29.6%
AEROSPACE — 0.6%
Delta Air Lines, Inc.	30,433	215,657	348,762

BROADCASTING — 0.0%
Communications Corp. of America (c) (d)	1,256,635	7,187,203	—

HEALTHCARE — 28.7%
Genesys Ventures IA, LP (c) (d)	12,000,000	12,000,000	17,412,000

WIRELESS COMMUNICATIONS — 0.3%
ICO Global Communications	138,632	500,000	153,882

Total Common Stocks		19,902,860	17,914,644

Total Investments (k) — 119.9%		167,053,296	72,620,994

Other Assets & Liabilities, Net — (19.9)%			(12,064,566)

Net Assets — 100.0%			60,556,428

(a)	Senior loans in which Highland Distressed Opportunities, Inc. (the “Company”) invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium (unless otherwise identified by footnote (g), all senior loans carry a variable rate interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the Certificate of Deposit rate. Rate shown represents the weighted average rate at December 31, 2008. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(b)	Senior loan asset has additional unfunded loan commitments. See Note 6.

(c)	Affiliated issuer. See Note 7.

(d)	Represents fair value as determined, in good faith, pursuant to the policies and procedures approved by the Company’s Board of Directors (the “Board’). Securities with a total aggregate market value of $27,931,900 or 46.1% of net assets, were fair valued as of December 31, 2008.

(e)	The issuer is in default of certain debt covenants. Income is not being accrued.

(f)	All or a portion of this position has not settled. Contract rates do not take effect until settlement date.

(g)	Fixed rate senior loan.

(h)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold, in transactions exempt from registration, to qualified institutional buyers. At December 31, 2008, these securities amounted to $20,236,841 or 33.4% of net assets.

(i)	Floating rate asset. The interest rate shown reflects the rate in effect at December 31, 3008.

(j)	Non-income producing security.

(k)	Cost basis for U.S. federal income tax purposes is $178,369,294.
PIK   Payment-in-Kind. All or a portion of the stated interest rate may be PIK interest.
See accompanying Notes to Financial Statements.

Statement of Assets and Liabilities
Highland Distressed Opportunities, Inc.

	As of
	March 31, 2009	As of
	(unaudited)	December 31, 2008
	($)	($)
Assets:
Investments in:
Unaffiliated issuers, at value (cost $104,172,452 and $127,514,862, respectively)	29,020,167	45,530,147
Affiliated issuers, at value (cost $39,618,661 and $39,538,434, respectively)	24,649,304	27,090,847

Total investments, at value (cost $143,791,113 and $167,053,296, respectively)	53,669,471	72,620,994
Cash and cash equivalents	2,488,838	—
Foreign currency (cost $10,519 and $10, respectively)	10,245	10
Receivable for:
Investments sold	3,741,270	12,106,871
Dividend and interest	1,992,008	2,337,202
Other assets	9,888	96,923

Total assets	61,911,720	87,162,000

Liabilities:
Due to Custodian	—	122,505
Notes payable (Note 4)	6,500,000	15,500,000
Net discount and unrealized depreciation on unfunded transactions	—	31,756
Payables for:
Investments purchased	—	9,809,787
Investment advisory fee (Note 3)	339,336	627,965
Administration fee (Note 3)	59,384	109,894
Interest expense (Note 4)	78,622	112,469
Directors’ fees (Note 3)	9,138	5,100
Accrued expenses and other liabilities	281,228	286,096

Total liabilities	7,267,708	26,605,572

Stockholders’ equity (net assets)	54,644,012	60,556,428

Composition of stockholders’ equity (net assets):
Common Stock, par value $.001 per share: 550,000,000 common stock authorized, 17,716,771 common stock outstanding	17,717	17,717
Paid-in capital	253,018,580	253,018,580
Undistributed net investment income	1,160,446	1,067,487
Accumulated net realized gain/(loss) on investments, total return swaps and foreign currency transactions	(109,430,815)	(99,083,521)
Net unrealized appreciation/(depreciation) on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	(90,121,916)	(94,463,835)

Stockholders’ equity (net assets)	54,644,012	60,556,428

Net Asset Value Per Share (Net Assets/Common Stock Outstanding)	3.08	3.42

See accompanying Notes to Financial Statements.

Statement of Operations
Highland Distressed Opportunities, Inc.

	For the Quarters Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
	($)	($)
Investment Income:
Unaffiliated interest income	982,077	7,387,171
Affiliated interest income (Note 7)	399,081	464,884
Unaffiliated dividends (net of foreign taxes withheld)	—	40,685

Total investment income	1,381,158	7,892,740

Expenses:
Investment advisory fees (Note 3)	339,336	1,484,400
Incentive fees (Note 3)	—	870,369
Administration fees (Note 3)	59,384	259,770
Accounting service fees	38,303	37,288
Transfer agent fees	8,860	7,583
Legal fees	156,685	62,158
Audit and Tax fees	21,000	31,701
Directors’ fees (Note 3)	8,972	6,915
Custody fees	6,539	11,073
Registration fees	23,699	6,041
Reports to stockholders	11,559	3,804
Franchise tax expense	4,316	14,918
Rating agency fees	37,952	20,749
Interest expense (Note 4)	261,928	1,434,603
Reorganization expense (Note 12)	69,705	—
Other expense	239,961	159,893

Net expenses	1,288,199	4,411,265

Net investment income	92,959	3,481,475

Net Realized and Unrealized Gain/(Loss) on Investments:
Net realized gain/(loss) on investments	(10,347,294)	(12,488,132)
Net realized gain/(loss) on foreign currency transactions	—	33
Net change in unrealized appreciation/(depreciation) on investments	4,310,660	(22,002,712)
Net change in unrealized appreciation/(depreciation) on unfunded transactions	31,756	(22,921)
Net change in unrealized appreciation/(depreciation) on translation of assets and liabilities denominated in foreign currency	(497)	2,369

Net realized and unrealized gain/(loss) on investments	(6,005,375)	(34,511,363)

Net decrease in stockholders’ equity (net assets) resulting from operations	(5,912,416)	(31,029,888)

See accompanying Notes to Financial Statements.

Statement of Changes in Stockholders’ Equity (Net Assets)

For the Year Ended December 31, 2008 and for the Quarter Ended March 31, 2009 (unaudited)	Highland Distressed Opportunities, Inc.

							Total
				Undistributed	Undistributed	Net Unrealized	Stockholders’
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation/	Equity
	Shares	Amount	in Excess of Par	Income	Gain/(Loss)	(Depreciation)	(Net Assets)

Balance at December 31, 2007	17,716,771	$17,717	$253,163,644	$3,420,147	$(14,547,689)	$(60,038,767)	$182,015,052
Distributions declared	—	—	—	(13,287,578)	—	—	(13,287,578)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(145,064)	10,934,918	(84,535,832)	(34,425,068)	(108,171,046)

Balance at December 31, 2008	17,716,771	$17,717	$253,018,580	$1,067,487	$(99,083,521)	$(94,463,835)	$60,556,428

Distributions declared	—	—	—	—	—	—	—
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	92,959	(10,347,294)	4,341,919	(5,912,416)

Balance at March 31, 2009	17,716,771	$17,717	$253,018,580	$1,160,446	$(109,430,815)	$(90,121,916)	$54,644,012

See accompanying Notes to Financial Statements.

Statement of Cash Flows
Highland Distressed Opportunities, Inc.

	For the Quarters Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
	($)	($)
Cash Flow Provided by (Used in) Operating Activities:
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	(5,912,416)	(31,029,888)
Adjustments to reconcile net increase/(decrease) in stockholders’ equity (net assets) resulting from operations to net cash and foreign currency:
Net realized (gain)/loss on investments, total return swaps and foreign currency transactions	10,347,294	12,488,099
Net change in unrealized (appreciation)/depreciation on investments, unfunded transactions and translation of assets and liabilities denominated in foreign currency	(4,341,919)	22,000,343
Purchase of investments securities	(203,351)	(28,193,997)
Proceeds from disposition of investment securities, total return swaps and foreign currency transactions	13,160,506	33,745,357
Net amortization/(accretion) of premium/(discount)	(42,266)	(593,777)
Net realized and change in unrealized gain/(loss) on foreign currency	(497)	2,402
(Increase)/Decrease in dividends, interest and fees receivable	345,194	(1,555,110)
(Increase)/Decrease in receivable for investments sold	8,365,601	23,259,434
(Increase)/Decrease in other assets	87,035	19,914
Increase/(Decrease) in payable for investments purchased	(9,809,787)	(14,302,942)
Increase/(Decrease) in payables to related parties	(335,101)	108,013
Increase/(Decrease) in interest payable	(33,847)	(384,174)
Increase/(Decrease) in other liabilities	(4,868)	(26,993)

Net Cash Flow Provided by (Used in) Operating Activities	11,621,578	15,536,681

Cash Flows Provided by (Used in) Financing Activities:
Increase/(Decrease) in notes payable	(9,000,000)	(18,000,000)
Increase/(Decrease) in due to custodian	(122,505)	2,827,451
Distributions paid in cash	—	(4,650,652)

Net Cash Flow Provided by (Used in) Financing Activities	(9,122,505)	(19,823,201)

Net Increase (Decrease) in Cash, Cash Equivalents and Foreign Currency	2,499,073	(4,286,520)

Cash, Cash Equivalents and Foreign Currency:
Beginning of the period	10	4,291,098
End of the period	2,499,083	4,578

Supplemental Information:
Interest paid during the period	295,775	1,818,777

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
As discussed in Note 14 to the financial statements, on December 19, 2008, the Company’s Board of Directors (the “Board”) approved a reorganization of the Company into Highland Credit Strategies Fund.
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
Interim unaudited financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements have been included. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Adoption of Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“FAS 157”):
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, “Fair Value Measurement,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines how fair value should be determined for financial reporting purposes, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about the use of fair value measurements in interim and annual periods subsequent to initial recognition. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Adoption of FAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to a market participant, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under FAS 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
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
Investments that trade in markets that are not considered to be active, but are valued based on executed trades, broker quotations that constitute an executable price, or alternative pricing sources supported by observable inputs are classified within Level 2. These may include investment-grade corporate bonds, certain bank loans and bridge loans, less liquid listed equities and certain loan commitments. While investments classified as Level 2 may include positions that are not traded in active markets and/or are subject to transfer restrictions, the Company does not adjust valuations to reflect illiquidity and/or non-transferability, which are generally based on available market information.
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
The Company may use Level 3 inputs for measuring the fair value of certain investments by employing one or more of the following valuation methodologies:
Enterprise Value (Multiples) Analysis
Under the enterprise value or residual value valuation methodology (“EV”), the Company estimates the portfolio company’s total EV then will allocate that value over the portfolio company’s securities in order of their legal priority relative to one another.
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used to value the Company’s assets as of March 31, 2009 as follows:

Assets at Fair Value	Total	Level 1	Level 2	Level 3
Portfolio Investments	$53,669,471	$99,044	$—	$53,570,427
Cash and foreign currency	2,499,083	2,499,083	—	—

Total	$56,168,554	$2,598,127	$—	$53,570,427

At March 31, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under FAS 157) represented approximately 99.8% of the Company’s portfolio, exclusive of cash and cash equivalents. The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2009.
The table below sets forth a summary of changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.

For the Quarter Ended
March 31, 2009
Assets at Fair Value Using Unobservable Inputs (Level 3)	Portfolio Investments
Balance as of December 31, 2008	$70,236,387
Net transfers in/(out) of Level 3	—
Net amortization/(accretion) of premium/(discount)	35,289
Net realized gains/(losses)	(10,015,517)
Net unrealized gains/(losses)	4,510,551
Net purchases/(sales) *	(11,196,283)

Balance as of March 31, 2009	$53,570,427

*	Includes any applicable borrowings and/or paydowns made on revolving credit facilities held in the Company’s investment portfolio.
The net unrealized losses presented in the tables above relate to investments that are still held at March 31, 2009, and the Company presents these unrealized losses on the Statement of Operations as net change in unrealized appreciation/(depreciation) on investments.
Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices.
New Accounting Pronouncements
In April 2009, FASB Staff Position No. 157-4 — Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) was issued. FSP 157-4 clarifies the process for measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions. FSP 157-4 provides an illustrative list of factors a reporting entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity. Under FSP 157-4, if a reporting entity concludes there has been a significant decrease in volume and level of activity for the asset or liability (or similar assets or liabilities), transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with FASB Statement No. 157 — Fair Value Measurements. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. At this time, management is evaluating the impact of FSP 157-4 on the Company’s financial statements and has not elected to adopt FSP 157-4 for the quarter ended March 31, 2009.

Notes to Financial Statements (continued)
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
(d) Interest income
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected cash. For the quarter ended March 31, 2009, approximately $0.4 million of PIK interest income was recorded. For the year ended December 31, 2008, approximately $1.0 million of PIK interest income was recorded.
(e) Taxation — general
The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income tax. However, depending on the level of taxable income earned in a year, the Company may choose to carry forward taxable income in excess of distributions and pay the 4% excise tax on the difference. Additionally, the Company is subject to franchise taxes in the states of Texas and Delaware.
In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. As of March 31, 2009 and December 31, 2008 the Company has evaluated the implications of FIN 48 and determined that there is no material impact on the financial statements.
(f) Taxation of distributions
Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.
(g) Payment of distributions
Distributions to common stockholders are recorded as of the date of declaration. The amount to be paid out as a distribution is determined by the Board and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid during the full year, therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year.

Notes to Financial Statements (continued)
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
(l) Incentive fee expense recognition
The realized capital gain component of the incentive fee (the “Capital Gains Fee”), is payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date.) The Capital Gains Fee is estimated as of the end of the each calendar quarter based on the Company’s realized capital gains, if any, net of all realized capital losses, unrealized capital depreciation and fees paid on such net capital gains, computed on a cumulative basis. To the extent that Capital Gains Fees are earned by the Investment Adviser, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. For the quarter ended March 31, 2009 and for the year ended December 31, 2008 there were no Capital Gains Fees paid or accrued. (See Note 3 for additional information.)
Note 3. Agreements
Investment Advisory Fee
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

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Incentive Fee
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
For the quarter ended March 31, 2009, the Investment Adviser earned approximately $0.3 million, $0 and $0 in base management fees, in incentive fees related to pre-incentive fee net investment income and in incentive management fees related to capital gains, respectively.
For the year ended December 31, 2008, the Investment Adviser earned $4.2 million in base management fees, $1.7 million in incentive fees related to pre-incentive fee net investment income and $0 in incentive management fees related to capital gains.
For the quarter ended March 31, 2009, the Investment Adviser did not waive any of its base management or incentive fee.
For the year ended December 31, 2008, the Investment Adviser agreed to waive $0 in base management fees, and $0.8 million in incentive fees related to pre-incentive fee net investment income.

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Administration Fee
Pursuant to a separate administration services agreement, the Investment Adviser furnishes the Company with office facilities, equipment, clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, the Investment Adviser also will perform, or oversee the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records that the Company is required to maintain, monitoring portfolio and regulatory compliance matters and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Investment Adviser will assist the Company in determining, and arranging for the publishing of, the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and disseminating of reports to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, the Investment Adviser will receive an annual administration fee, payable quarterly in arrears at an annual rate of 0.35% of the Company’s Managed Assets. Under a separate sub-administration agreement, the Investment Adviser has delegated certain administrative functions to PNC Global Investment Servicing (U.S.) Inc. (formerly PFPC Inc.) The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the quarter ended March 31, 2009 and year ended December 31, 2008, the Investment Adviser earned administration fees of approximately $0.1 million and $0.7 million, respectively.
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
Fees Paid to Directors and Officers
Each Director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of the Company and all of the registered investment companies advised by the Investment Adviser as of the date of this quarterly report.
The Company pays no compensation to its one interested Director or any of its Officers, all of whom are employees of the Investment Adviser.
Note 4. Credit Facility
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On June 27, 2008, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with Liberty Street Funding LLC, as conduit lender, and The Bank of Nova Scotia, acting through its New York agency, as secondary lender and agent (the “Agent”). Under the Credit Agreement, the Company was permitted to borrow on a revolving basis up to $100 million, subject to the satisfaction of certain conditions including compliance with borrowing base tests and asset coverage limits. The Credit Agreement imposed stricter limitations than the 1940 Act, requiring generally that asset coverage be at least 300% after a borrowing. The Credit Agreement expired in December 2008 and borrowings thereunder were secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The interest rate charged was based on prevailing commercial paper rates plus commitment and utilization fees. However, if the commercial paper market was at any time unavailable, the interest rate was, at the

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Company’s election, based on the prevailing Eurodollar rate, Federal Funds rate or the agent’s reference rate, in each case plus an applicable spread and commitment and utilization fees. The Company paid a commitment fee at the annual rate of 0.70% on the total commitment amount, and a utilization fee at the annual rate of 0.30% on outstanding borrowings. The Credit Agreement contained, and as amended, contains customary events of default (with grace periods where customary) including, among other things, failure to pay interest or principal when due and failure to comply with certain asset coverage and borrowing base tests.
On November 25, 2008, the Company entered into Amendment No. 1 to the Credit Agreement. As amended, the credit facility expires on May 29, 2009, and the Company may borrow up to $60 million. The credit facility, as amended, requires generally that asset coverage be at least 350% after a borrowing. The credit facility is secured by substantially all of the assets in the Company’s portfolio. Generally, the interest rate charged is based on prevailing commercial paper rates plus commitment and utilization fees. However, if the Company is unable to borrow at commercial paper rates, the interest rate is based on the prevailing Eurodollar rate, Federal Funds rate or the agent’s reference rate, in each case plus an applicable spread and commitment and utilization fees. The Company pays a commitment fee at the annual rate of 1.25% on the total commitment amount, and a utilization fee at the annual rate of 0.75% on outstanding borrowings.
At March 31, 2009, the Company had borrowings outstanding under the Credit Agreement of $6.5 million. The interest rate charged on this loan as of March 31, 2009 was approximately 1.45%. The average daily loan balance during the three months ended March 31, 2009 on the facility was approximately $9.5 million at a weighted average interest rate of approximately 1.80%. Interest expense incurred during the quarter ended March 31, 2009 was approximately $0.3 million.
At December 31, 2008, the Company had borrowings outstanding under the Credit Agreement of $15.5 million. The interest rate charged on this loan as of December 31, 2008 was approximately 2.61%. The average daily loan balance during the three months ended December 31, 2008 on the facility was approximately $28.9 million at a weighted average interest rate of approximately 3.13%. Interest expense incurred for the year ended December 31, 2008 was approximately $3.2 million.
See Note 13 below for information on the Credit Agreement subsequent to March 31, 2009.
Note 5. Net Asset Value Per Share
At March 31, 2009, and December 31, 2008, the Company’s total net assets and net asset value per share were $54,644,012 and $60,556,428, and $3.08 and $3.42, respectively.
Note 6. Unfunded Loan Commitments
As of March 31, 2009, the Company’s portfolio had no unfunded loan commitments.
As of March 31, 2009 and December 31, 2008, the Company’s portfolio had unfunded loan commitments of approximately $0.0 million, and $0.1 million, respectively. Unfunded loan commitments are marked to fair value along with the funded portion of the respective loans, in accordance with the Company’s valuation policy discussed in Note 2(a).

	Unfunded Loan Commitment
Borrower	March 31, 2009	December 31, 2008
Comcorp Broadcasting, Inc.	$0	$58,999
Unfunded loan commitments are marked to market on the relevant day of valuation in accordance with the Company’s valuation policies. Any applicable unrealized gain/(loss) and unrealized appreciation/(depreciation) on unfunded loan commitments are recorded on the Statement of Assets and Liabilities and the Statement of Operations, respectively. As of December 31, 2008, the Company recognized net unrealized depreciation on unfunded transactions of approximately $0.03 million. The net change in unrealized depreciation on unfunded transactions for the year ending December 31, 2008 was approximately $0.03 million and is recorded in the Statement of Operations.

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Note 7. Transactions in Securities of Affiliated Issuers
Under Section 2(a) (3) of the Investment Company Act of 1940, a portfolio company is defined as “affiliated” if a company owns five percent or more of its voting securities. Set forth in the tables below are the issuers in which the Company held at least five percent of the outstanding voting securities as of March 31, 2009 and December 31, 2008:
March 31, 2009

Borrower	Shares	Principal	Market Value
Comcorp Broadcasting, Inc.*
Revolving Loan		$1,884,953	$855,391
Term Loan		18,849,521	8,553,913
Communications Corp. of America	1,256,635		—
Genesys Ventures IA, LP	12,000,000		15,240,000

Total			$24,649,304

December 31, 2008

Borrower	Shares	Principal	Market Value
Comcorp Broadcasting, Inc.*
Revolving Loan		$1,825,953	$843,134
Term Loan		18,849,521	8,835,713
Communications Corp. of America	1,256,635		—
Genesys Ventures IA, LP	12,000,000		17,412,000

Total			$27,090,847

*	Company is a wholly owned subsidiary of Communications Corp. of America.
Note 8. Portfolio Information
For the three months ended March 31, 2009, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $203,351 and $13,160,506, respectively.
For the year ended December 31, 2008, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were approximately $98,191,348 and $219,668,727, respectively.

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2009 and March 31, 2008:

	Quarter Ended		Quarter Ended
	March 31, 2009		March 31, 2008
Net asset value, beginning of period	$3.42		$10.27

Net investment income	0.01		0.19
Net realized and unrealized loss on investments	(0.35)		(1.94)

Total from investment operations	(0.34)		(1.75)
Distributions Paid	—		(0.26)

Net asset value, end of period	$3.08		$8.26

Market price per share, beginning of period	$2.15		$8.57
Market price per share, end of period	$1.99		$7.00

Total investment return (a)
Based on net asset value per share	(9.94	)% (b)	(16.73	)% (b)
Based on market price per share	(7.44	)% (b)	(15.43	)% (b)

Net assets, end of period (c)	$54,644		$146,335

Ratios to Average Net Assets/Supplemental Data:
Net expense	9.04%		10.72%
Interest expense	1.84%		3.49%
Net investment income	0.65%		8.46%
Portfolio turnover rate	—	% (b)(e)	10	% (b)

Debt:
Total loan outstanding, end of period (c)	$6,500		$124,000
Asset Coverage per $1000 indebtedness, end of period (d)	$9,407		$2,180

(a)	Total investment return based on market value may result in substantially different returns than investment return based on net asset value, because market value can be significantly greater or less than the net asset value. Investment return assumes reinvestment of distributions.

(b)	Not annualized.

(c)	Dollars in thousands.

(d)	Calculated by subtracting the Company’s total liabilities (not including any bank loans and senior securities) from the Company’s total assets, and dividing such amounts by the principal amount of the debt outstanding.

(e)	Portfolio turnover rate is less than 0.5%.

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Note 10. Income Tax Information and Distributions to Stockholders
For the quarter ended March 31, 2009, the Company’s Board did not declare a distribution.
For the year end December 31, 2008, the Company’s Board declared the following distributions:

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
Unrealized appreciation and depreciation at March 31, 2009, based on cost of investments for U.S. federal income tax purposes and excluding any unrealized appreciation and depreciation from changes in the value of other assets and liabilities resulting from changes in exchange rates was:

Unrealized appreciation	$3,240,001
Unrealized depreciation	(93,361,643)

Net unrealized depreciation	$(90,121,642)

Notes to Financial Statements (continued)
Highland Distressed Opportunities, Inc.
Unrealized appreciation and depreciation at December 31, 2008, based on cost of investments for U.S. federal income tax purposes and excluding any unrealized appreciation and depreciation from changes in the value of other assets and liabilities resulting from changes in exchange rates was:

Unrealized appreciation	$5,545,106
Unrealized depreciation	(111,293,406)

Net unrealized depreciation	$(105,748,300)

For the year ended December 31, 2008, the percentage of the income distributions qualifying for the dividends-received deduction available to corporations was 1.73%.
Note 11. Impact of New Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. FAS 161 requires enhanced disclosures about the Company’s derivative and hedging activities, but is not expected to result in any changes to such activities. The Company has adopted FAS 161 as of January 1, 2009. As of March 31, 2009, the Company evaluated the implications of FAS 161 and determined that there is no material impact on the financial statements.
Note 12. Reorganization
On December 19, 2008 the Board approved a reorganization of the Company into Highland Credit Strategies Fund (“HCF”), a non-diversified closed-end management investment company also managed by the Investment Adviser (the “Reorganization”).
A Special Meeting of Stockholders in connection with the Reorganization was called to be held on April 9, 2009. Stockholders who submitted proxies voted overwhelmingly (>95%) in favor of the Reorganization. It was discovered, however, that the meeting date was not within the period required under the Delaware corporate law provision governing the number of days between the record date and the meeting date. Accordingly, the Company has called a new Special Meeting of Stockholders to be held on May 27, 2009, and is conducting a re-solicitation of stockholders. Assuming the Reorganization occurs, it is currently expected that the Reorganization will qualify as a tax-free reorganization for federal income tax purposes. The number of shares of HCF (and cash for fractional shares) that stockholders of the Company will receive in the Reorganization will be based on the relative net asset values of the Company and HCF as of the close of business on the closing date for the Reorganization.
The closing of the Reorganization is subject to several conditions, including the approval of the Company’s stockholders. If stockholders of the Company do not approve the Reorganization or, if such other conditions are not satisfied or waived, the Company will continue its current operations. There can be no assurance that the requisite stockholder approval will be obtained for the Reorganization or that such other conditions will be satisfied.
Subject to stockholder approval and the satisfaction or waiver of certain conditions, the Reorganization is currently expected to occur in June 2009.
Note 13. Subsequent Event
On April 14, 2009, the Company entered into Amendment No. 2 to the Credit Agreement. Under the Amendment, the maximum amount the Company may borrow on a revolving basis was reduced from $60 million to $10 million.

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

		Corporate
	Senior Loans	Notes and Bonds	Claims	Equity Interests
March 31, 2009	38.0%	33.4%	—%	28.6%
December 31, 2008	47.4%	27.8%	0.1%	24.7%
September 30, 2008	60.5%	24.9%	0.7%	13.9%
June 30, 2008	68.1%	27.0%	0.2%	4.7%
March 31, 2008	49.7%	40.4%	0.5%	9.4%
December 31, 2007	48.4%	34.8%	0.5%	16.3%
September 30, 2007	50.3%	34.4%	1.2%	14.1%
June 30, 2007	45.9%	35.4%	0.8%	17.9%
March 31, 2007	76.7%	21.1%	0.8%	1.4%
Bank debt typically accrues interest at variable rates determined by reference to a base lending rate, such as LIBOR or prime rate, and typically will have maturities of 3 to 5 years. Corporate notes and bonds will typically accrue interest at fixed rates and have stated maturities at origination that range from 5 to 10 years. At March 31, 2009, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 5.1%. At March 31, 2009, the weighted average yield of our investments in senior loans and corporate notes and bonds was approximately 5.4%. Yields are computed assuming a fully settled portfolio; using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount; weighted by their respective costs when averaged.
As of March 31, 2009, approximately 95.9% of our portfolio consisted of investments in 10 issuers. Additional information regarding these specific investments has been outlined below. This additional information is limited to publicly available information, and does not address the creditworthiness or financial viability of the issuer, or the future plans of the Company as it relates to a specific investment. Furthermore, while the objective of the Company is to invest primarily in financially-troubled or distressed companies, the Company can and does invest in issuers that are not financially-troubled or distressed at the time of investment. The Company may have sold some, or all, of the positions outlined below subsequent to March 31, 2009.
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
Comcorp Broadcasting, Inc. / Communications Corporation of America
Communications Corporation of America and its wholly owned subsidiaries, including Comcorp Broadcasting, Inc., (collectively, “CCA”) own and operate thirteen television stations in Louisiana, Texas, and Indiana. CCA also provides services to, but does not own, ten television stations under Joint Sales Agreements, Commercial Inventory Arrangements, and/or Local Marketing Agreements. Under these agreements CCA has the right to sell the stations’ available airtime. CCA’s revenue is primarily derived from the sale of advertising airtime. In addition CCA offers production services and receives a compensation fee under network affiliation agreements. CCA, on June 7, 2006 (the Petition Date), filed for protection against its creditors under Chapter 11 of the United States Bankruptcy Code after it was unable to meet its ongoing debt obligations. CCA and its direct and indirect subsidiaries, exited bankruptcy with an effective date of October 4, 2007 under reorganization plans filed with the United States Bankruptcy Court in the Western District of Louisiana (Case No. 06-50410).
Fontainebleau Florida Hotel, LLC
Fontainebleau Resorts, LLC (“Fontainebleau”) is led by Chairman Jeffrey Soffer, who also serves as Chief Executive Officer of Turnberry, Ltd., a creator of luxury condominium and condominium-hotel developments, and President and Chief Financial Officer Glenn Schaeffer, a former Chief Executive Officer of Mandalay Resort Group. Fontainebleau Miami Beach is a resort located in Miami Beach, Florida. Fontainebleau plans to renovate and expand this property into a 22-acre destination resort. More information can be found at www.bleaumiamibeach.com.
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
Molecular Insight Pharmaceuticals, Inc.
Molecular Insight Pharmaceuticals is a biopharmaceutical company specializing in the emerging field of molecular medicine, applying innovations in the identification and targeting of disease at the molecular level to improve patient healthcare by addressing significant unmet needs. The company is focused on discovering, developing and commercializing innovative and targeted radiotherapeutics and molecular imaging pharmaceuticals with initial applications in the areas of oncology and cardiology.

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
Results of Operations
Results comparisons are for the three months ended March 31, 2009 and March 31, 2008, and are as follows:

	For the Three Months Ended March 31,
	2009	2008
Total investment income	$1,381,158	$7,892,740
Net expenses	$1,288,199	$4,411,265
Net investment income	$92,959	$3,481,475
Net realized and unrealized gain/(loss) on investments	$(6,005,375)	$(34,511,363)
Net increase/(decrease) in stockholders’ equity (net assets) resulting from operations	$(5,912,416)	$(31,029,888)
Investment Income
We primarily generate investment income in the form of interest on the debt securities that we own. We also may acquire investments, which may pay cash or in-kind (“PIK”) distributions on a recurring or otherwise negotiated basis. Investment income for the three months ended March 31, 2009 was approximately $1.4 million, of which approximately $0 was attributable to invested cash and cash equivalents and approximately $1.4 million was attributable to portfolio investments. For the three months ended March 31, 2009, of the approximately $1.4 million in investment income from investments other than cash and cash equivalents, approximately $0.4 million of PIK interest income was recorded. In comparison, investment income for the three months ended March 31, 2008 was approximately $7.9 million, of which approximately $0.2 million was attributable to invested cash and cash equivalents and approximately $7.7 million was attributable to portfolio investments. Investment income was lower in 2009 compared to the same period last year due to lower interest rates and a smaller asset base.
Operating Expenses
Operating expenses for the three months ended March 31, 2009 were approximately $1.3 million. This amount consisted of advisory fees of approximately $0.3 million, incentive fees of $0, interest expense of approximately $0.3 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.7 million for the three months ended March 31, 2009. For the comparative three-month period a year earlier, operating expenses were approximately $4.4 million. Included in operating expenses were advisory fees of approximately $1.5 million, incentive fees of approximately $0.9 million, interest expense of approximately $1.4 million, and administrative fees, accounting fees, professional fees, directors’ fees, taxes and other expenses of approximately $0.6 million for the three months ended March 31, 2008.
Net Investment Income
The Company’s net investment income for the three months ended March 31, 2009 was approximately $0.1 million, as compared to net investment income of approximately $3.5 million for the three months ended March 31, 2008. Although operating expenses were lower in 2009, the decrease was smaller than the decrease in investment income, resulting in lower net investment income.

Net Unrealized Appreciation/Depreciation on Investments
For the three months ended March 31, 2009, the Company’s investments had net unrealized appreciation of approximately $4.3 million. This compares to net unrealized depreciation on the Company’s investments of approximately $22.0 million for the three months ended March 31, 2008.
Net Realized Gains/Losses
For the three months ended March 31, 2009, the Company had net realized losses on investments of approximately $10.3 million compared to net realized losses on investments of approximately $12.5 million for the three months ended March 31, 2008.
Net Increase/Decrease in Stockholders’ Equity (Net Assets) from Operations
For the three months ended March 31, 2009, the Company had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $5.9 million compared to a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $31.0 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, the decrease in stockholders’ equity (net assets) resulting from operations was primarily attributable to net realized loss on investments, as discussed above.
Financial Condition, Liquidity and Capital Resources
In light of the broader unprecedented market dislocation that began in 2007 and continued through 2008 and into 2009, we reduced our leverage from approximately 20.4% at December 31, 2008 to approximately 10.6% at March 31, 2009. Additionally, on December 19, 2008, the Board approved an agreement and plan of reorganization pursuant to which the Company would transfer all of it assets to Highland Credit Strategies Fund (“HCF”), a non-diversified closed-end management investment company also managed by the Investment Adviser, in exchange for shares of HCF.
During the quarter ended March 31, 2009, liquidity and capital resources were generated primarily from the sale of investments. The liquidity generated during the quarter was used primarily to reduce the amount outstanding on the credit facility and build our cash balance. At quarter end, the Company had approximately $2.5 million of cash on hand and approximately $5.7 million in receivables for investments sold and interest due from investments. At March 31, 2009, the Company had $6.5 million in borrowings outstanding. The Company does not anticipate drawing down any of the residual $3.5 million under the credit facility in the second quarter of 2009, and we are likely to fund our operations through additional sales of investments, if warranted, and interest from investments. During the second quarter, we intend to use excess funds to primarily repay borrowings under our credit facility, make strategic investments to meet our investment objectives and strategies, and to fund our operating expenses.
During the quarter ended March 31, 2009, the Company generated approximately $11.6 million in cash flows from operations, of which $9.0 million was used to repay borrowings under its credit facility.
Off-Balance Sheet Arrangements
At March 31, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.
Distributions
We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to meet specified source-of-income and asset diversification requirements and must distribute annually at least 90% of our investment company taxable income. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders of substantially all of our net operating income on at least an annual basis. We also intend to make distributions of net realized capital gains, if any, at least annually.

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
The Company has established an “opt out” dividend reinvestment plan (the “Plan”) for its common stockholders. As a result, if the Company declares a cash distribution in future periods, a stockholder’s cash distribution will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the Plan and elects to receive cash distributions. For the year ended December 31, 2008, distributions paid to stockholders totaled $0.7500 per share ($13,287,578). For the period ended December 31, 2007, distributions paid to stockholders totaled $0.7875 per share ($13,915,795). No distributions were paid to stockholders during the three months ended March 31, 2009. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.
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
As of March 31, 2009, approximately 71.5% of our portfolio, exclusive of cash and cash equivalents, was invested in debt securities. This exposes the Company to a great degree of default risk with respect to the issuers in our portfolio. Defaults increased in 2008 from historic lows in 2007, and are likely to increase in the future. Derivative products are available to hedge against default risk; however, the Company did not hedge its exposure during the quarter ended March 31, 2009 as these hedges may be imperfect, unavailable or too costly. As of March 31, 2009, the total percentage of investments in default, measured by market value, was 8.0%.
As of March 31, 2009, approximately 38.4% and 33.1% of our portfolio, exclusive of cash and cash equivalents, was invested in securities that paid floating and fixed rates of interest, respectively. Increases or decreases in market interest rates may potentially affect the Company’s net asset value. When interest rates decline, the value of fixed rate securities in the Company’s portfolio may be expected to rise. Conversely, when interest rates rise, the value of fixed rate portfolio securities may decline. The sensitivity of the Company’s net asset value to changes in interest rates will increase to the extent that it holds a higher percentage of its portfolio in fixed rate investments. However, the technical dislocation in the debt markets in the past year and the contagion in the greater economy has changed this dynamic. Although interest rates declined during 2008 and have remained low during the first quarter of 2009, the leveraged loan and high yield debt markets have both performed well during the first quarter of 2009, as measured by the Standard & Poor’s/Loan Syndication Trading Association and Credit Suisse High Yield Indexes, respectively.
Increases or decreases in market interest rates may also affect the Company’s distributions. While the Company does not disclose whether it will be able to maintain historic distribution levels in the future, it is clear that for a portfolio holding a large percentage of floating rate investments, a decrease in market interest rates may have a negative impact on yield. There tends to be a lag in the effect of a decline in market interest rates has on the yield of floating rate investments. This is due to the resetting of the base rate underlying the individual investment, which typically happens every sixty to ninety days depending on the terms. As of March 31, 2009 the weighted average days for the underlying senior loans in the Company’s portfolio base rate to reset was approximately 77.0 days.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities of the registrant during the period covered in this report that were not registered under the Securities Act of 1933.
We did not repurchase any shares of our common stock during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger and Liquidation by and among Highland Credit Strategies Fund, the Company and HCF Acquisition LLC.(5)

3.1	Amended and Restated Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Certificate.(2)

10.1	Form of Investment Advisory and Management Agreement between Company and Highland Capital Management, L.P.(1)

10.2	Form of Custodian Services Agreement between Company and PFPC Inc.(1)

10.3	Form of Administration Services Agreement between Company and Highland Capital Management, L.P.(2)

10.4	Form of Sub-Administration Services Agreement between Highland Capital Management, L.P. and PFPC Inc.(1)

10.5	Form of Transfer Agency Services Agreement between Company and PFPC Inc.(1)

10.6	Form of Accounting Services Agreement.(1)

10.7	Form of Structuring Fee Agreement between the Investment Adviser and Citigroup Global Markets Inc.(2)

10.8	Form of Structuring Fee Agreement between the Investment Adviser and Merrill Lynch & Co.(2)

10.9	Form of Structuring Fee Agreement between the Investment Adviser and Wachovia Capital Markets, LLC.(2)

10.10	Form of Agreement Regarding Payment of Sales Load.(2)

10.11	Form of Fee Waiver Agreement.(2)

10.12	Confirmation Agreement between the Company and the Bank Nova Scotia.(2)

10.13	Amendment No. 1 to the Administration Services Agreement dated as of June 6, 2008.(3)

10.14	Revolving Credit and Security Agreement among the Company, Liberty Street Funding LLC and The Bank of Nova Scotia dated as of June 27, 2008.(3)

10.15	Amendment No. 1 to the Revolving Credit and Security Agreement dated as of November 25, 2008.(4)

10.16	Amendment No. 2 to the Revolving Credit and Security Agreement dated as of April 14, 2009.(6)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)(3).(6)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a)(3).(6)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.(6)

(1)	Previously filed in Pre-Effective Amendment No. 1 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on January 18, 2007.

(2)	Previously filed in Pre-Effective Amendment No. 3 to the Company’s Initial Registration Statement on Form N-2, File No. 333-137435, filed on February 16, 2007.

(3)	Previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 814-00729, filed on August 8, 2008.

(4)	Previously filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 814-00729, filed on February 27, 2009.

(5)	Incorporated by reference to Annex A to the Company’s Schedule 14A, File No. 814-00729, filed on April 24, 2009.

(6)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

HIGHLAND DISTRESSED OPPORTUNITIES, INC. (Registrant)
Dated: May 7, 2009	/s/ James D. Dondero
James D. Dondero
President (Principal Executive Officer)

/s/ M. Jason Blackburn
M. Jason Blackburn
Secretary and Treasurer (Principal Financial and Accounting Officer)